Form 10KSB
period 2005-12-31
Snow & Sail Sports,Inc.
filed 2006-04-17
CIK 1339256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 333-128526

Snow & Sail Sports, Inc.
(Name of Small Business Issuer in its Charter)

Delaware	51-0459931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

397 N. Main Street
South Yarmouth, MA	02664
(Address of principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number: 508-612-3781

Securities registered pursuant to Section 12(b) of the Act:

    NONE

Title of Class

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK

    Title of Class

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange. ☐  Yes ☐  No.

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirement for the past 90 days. ☒  Yes ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes ☒  No.

State Issuer’s  revenues for its most recent fiscal year. $428,366

The number of shares outstanding of each of the Registrant’s classes of common stock, as of March 31, 2006 is 11,000,000 shares, all of one class, $.001 par value per share.  Of this number, 460,000 shares were held by non-affiliates of the Registrant.

The Company’s common stock has not traded on the OTCBB or any national exchange and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the 460,000 shares held by non-affiliates, based upon the book value as of December 31, 2005 is less than $.01 per share.

*Affiliates for the purpose of this item refers to the Registrant’s officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant’s securities as record holders only for their respective clienteles’ beneficial interest) owning 5% or more of the Registrant’s common stock, both of record and beneficially.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  ☐ No ☐  NOT APPLICABLE

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

Transitional Small Business Disclosure Format

☐  Yes ☐  No

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this annual report on Form 10-KSB are forward-looking statements.  Such forward-looking statements contained in this annual report on Form 10-KSB involve risks and uncertainties, including statements as to:

•

our future operating results,

•

our business prospects,

•

our contractual arrangements and relationships with third parties,

•

the dependence of our future success on the general economy,

•

our possible financings, and

•

the adequacy of our cash resources and working capital

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.   Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this annual report on Form 10-KSB.   Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.   The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

A broker dealer/market maker has made a Form 211 filing with the NASD to obtain a trading symbol for our common stock so that the shares may trade on the Over-the-Counter Bulletin Board. No assurances can be given as to whether a trading symbol will be issued.

Item 1.

DESCRIPTION OF BUSINESS

Snow & Sail Sports, Inc. was incorporated under the laws of the Commonwealth of Massachusetts on April 16, 2003 by Paul F. Tetreault to be a travel and recreation company. Currently, we provide only ski trips. We do not provide any sailing trips. We became a Delaware company in September 2005. Our mission is to provide attractively priced one-day ski trips to residents of and visitors to the New England area.

Strategy

We offer one-day ski tickets for a ski day at a New England ski resort. The ticket includes a round trip bus fare and a lift ticket at the resort. In most cases the cost per ticket that includes a lift ticket and round trip transportation is less than the retail price of a lift ticket. Our tour consists of our customers boarding a bus in the morning, being driven to a resort and then returning to the initial bus pickup spot in the evening. For these transactions, we establish the price we will accept for our services, have discretion in resort operator and bus company selection for each tour and are the merchant of record in the transaction. The keys to our operations are:

•

Making our one day tours better known to skiers,

•

Arranging good pricing with ski facilities, and

•

Arranging good pricing and cancellation policies with bus operators.

Making tours known – In order to be successful in operating tours, skiers need to be aware of the tour. Typically, we arrange for tours to leave each day during the ski season from a different location in New England. Ideally, the tour will originate from a retail ski store where customers can safely and conveniently park their cars. Retail ski stores have the same potential customer base as we do and also are important to our strategy because they:

•

can market our tours to customers through posters and notices on their web sites; and

•

can sell our tickets for us.

We have worked with a chain of unaffiliated retail ski stores known as Ski Market (since our inception), based on oral agreements, to perform the functions described above. Promoting our tours benefits the ski store because it provides potential sales of gear and clothing to participants.

Each ski store advises us of the number of tickets that are sold on each tour and remits the cash to us on a weekly or bi-weekly basis. We confirm the number with the bus company and the resort operator to ensure that we are receiving accurate ticket sales.

Arranging pricing – We schedule to leave from various locations each day. We select ski resorts that we believe will be popular destinations for customers. These resorts include, but are not limited to, Killington, Sunday River, Okemo, Stratton, Mt. Snow, Stowe, Bretton Woods, and Sugarbush all located within the greater New England area. Our president has approximately 35 years of experience in the ski tour industry. Through his contacts and experience, we attempt to qualify for wholesale tour operating price discounts with ski resort operators. In general, we seek to purchase tickets at prices that are 40 to 60% below retail which enables us to offer our customers one-day tours, including transportation and lift tickets, at prices that are lower than the retail price of a lift ticket that would be charged to a customer by the resort.

In almost all cases, we now qualify as a wholesale tour operator which entitles us to the largest discounts offered by a resort operator. The designation as a wholesale tour operator results in discounts from 40-60% off the retail ticket price, depending on the day of the week, the time of season or the existence of a holiday or special event. We have no obligation to purchase a specific number of lift tickets with any resort operator. However, if we fail to buy a number of tickets that a resort operator considers acceptable over the course of a season, we may not qualify as a wholesale tour operator with that resort operator in the next season which would result in us receiving substantially lower discounts.  The qualification as a wholesale tour operator is determined by resort operator s based in large part on the number of tickets purchased by us.

Arranging bus operations – We enter into oral agreements with bus operators under which we can cancel a scheduled tour on short notice without penalty. We consider canceling a particular tour if there are less than 30 tickets sold for the tour in question. The bus company also provides us with passenger counts that we compare to ticket sale reports received from the retail ski stores. Substantially every tour begins and ends in the parking lot of one of Ski Market’s stores. Currently, we do not operate with any chain of ski stores other than Ski Market.

Other considerations – We also market our tours through brochures and web sites, including the website of Sno Search (www.snosearch.com), a travel company controlled by our president. We do not pay for the inclusion on the Sno Search site because our inclusion helps drive additional people to the site (see Item 12 - “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”).  Sno Search does not include any similar bus tours, and we do not use any other website other than Ski Market’s website. We are now also considering organizing ski trips to resorts for groups. If we realize any interest in this area, we will customize these tours for group preferences. In some cases, this may involve arranging overnight or multi-day trips. Marketing to groups initially will involve distributing flyers at ski stores to determine whether there is any interest.

Typical Operations

During the spring and summer, we analyze our data to determine the tours that were most popular last year and also look at available data to determine trends as to popularities of various resorts. We then contact each resort to ensure that we will qualify as a wholesale tour operator. Receiving the designation of a wholesale tour operator provides with the lowest rates offered by resorts with discounts ranging to 60% off the retail rate, which is the highest rate. We then establish a preliminary schedule of tours. We review the schedule with resort operators and bus companies and make the changes necessary to comply with the availability of the resort operators and bus companies to meet our needs. For example, there are times when a resort operator has its own special event and will not provide wholesale tour operator rates. Similarly, bus companies may have unusually high commitments on certain dates.

We provide the final schedule to Ski Market in late September or early October. Ski Market can then start selling tickets on our behalf. Typically, Ski Market collects all the funds for tickets sold and remits the fees to us in two to four weeks after a tour takes place. Ski Market promotes our tours on its website and with fliers in their stores. Ski Market collects small processing fees from each sale and also benefits from our customers who frequent their stores to purchase tickets and buy supplies for their trip. Ski Market can end its association with us at any time. If it were to do so, it would severely reduce our ability to sell tickets and service customers.

We conducted approximately 42 bus tours in 2003, approximately 157 bus tours in 2004 and approximately 138 bus tours in 2005.

We are billed by the bus companies and resort operators after the services take place. The billing cycles vary from very shortly after the tour to the end of the season, depending on the vendor. We do not purchase ski lift tickets in advance of a trip. The resort operator keeps track of the number of tickets provided to each of our tours and bills us after the service is provided. We compare the billing to numbers of tickets sold and passengers driven before paying. Differences frequently occur and may not be resolved for several months.

We modify the schedule during the season based on snow conditions at various resort areas. In addition, we cancel tours for which we have insufficient ticket sales.

Based on verbal feedback from Ski Market, we believe that we realize a significant amount of repeat customers, although we do not have objective data to measure percentage of customers who are repeat customers.

We cannot provide assurances about our ability to negotiate favorable agreements with bus companies, resorts and retail ski tours because they may have other commitments at any given time, the volume of our tours may decrease unexpectedly or their economic position may change.

Competition

Competition in our industry is intense and many of our competitors have greater financial and other resources than do we including a greater number of employees and greater name recognition.  Competition comes from a wide variety of tour operators, travel agencies and resort operators.  We compete based on offering frequent bus trips at favorable prices. Our founder has more than 35 years of experience in providing tour services. We rely heavily on our president’s experience to design tours and negotiate arrangements.

No assurances can be given that our competitive strategy will be successful.

Employees

At March 31, 2006, we had one employee, Paul F. Tetreault, who devotes approximately 50% of his time to us.  We use independent contractors and vendors such as bus operators and ski resort operators to perform most tasks pertaining to our tours. No contracts or written agreements exist. Our director, Mr. Greeley, performs consulting services for us in the form of general management support, assistance in record keeping and reviewing operations and internal reporting procedures. He has also provided strategic planning services to outline and evaluate potential opportunities for our business.

Mr. Tetreault has other business interests, including a 50% interest in Sports and Leisure Enterprises, Inc., to which he devotes 50% of his time. Sports and Leisure Enterprises, Inc. controls Sno Search which provides website services to us (see Item 12 - “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS).

The independent consultants with whom we work have no ongoing contracts or agreements with us. One such consultant is a director of our company.

Item 2.

DESCRIPTION OF PROPERTY

Our principal executive offices are located at 397 North Main Street, South Yarmouth, MA 02664 provided to us by our president at no cost which serves as our principal address. There is no written lease agreement.

Item 3.

LEGAL PROCEEDINGS

We are not party to any pending, or to our knowledge, threatened litigation of any type

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of 2005.

Part II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

The Company became subject to Securities Exchange Act Reporting Requirements in January 2006. There is no current public market for the shares of our common stock.  No symbol has been assigned for our securities, and our securities have not been listed or quoted on any Exchange to date.  There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

We have never paid any cash dividends on shares of our common sock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

As of the close of business on March 31, 2006, there were 38 stockholders of record of our common stock, and 11,000,000 shares were issued and outstanding.

We have never repurchased any of our equity securities.

Quoting and Trading of our Common Stock

 There is no established trading market for our common stock.  Application has been made by a market maker to quote the shares of our common stock on the OTCBB. There can be no assurance as to whether our application will be accepted or, if accepted, the prices at which our common stock will trade if a trading market develops, of which there can be no assurance.  Until our common stock is fully distributed and an orderly market develops, if ever, the price at which it trades is likely to fluctuate significantly.  Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business generally, including the impact of the factors referred to in "Risk Factors," investor perception and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

General Market Risks

There is no public market for our common stock, and there can be no assurance that any market will develop in the foreseeable future.  Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws.  Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions.  Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

The market price for our common stock, if publicly traded, is likely to be highly volatile and subject to wide fluctuations in response to factors, many of which are beyond our control, including the following:

•

actual or anticipated variations in quarterly operating results;

•

announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•

additions or departures of key personnel;

•

sales or issuances of additional shares of common stock; and

•

potential litigation or regulatory matters.

The market prices of the securities of microcap companies have been especially volatile.  Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance.  In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation.  A stockholder lawsuit could result in substantial costs and a diversion of management's attention and resources and would adversely affect our stock price.

The sale or availability for sale of a substantial number of shares of our common stock in the public market pursuant to Rule 144 under the Securities Act of 1933 or otherwise, could materially adversely affect the market price of the common stock and could impair the company's ability to raise additional capital through the public or private sale of its securities. We have 11,000,000 common shares outstanding of which 9,450,000 shares of common stock outstanding are "restricted securities," as that term is defined in Rule 144 and may, under certain circumstances, be sold without registration under the Securities Act of 1933.  The availability of Rule 144 to the holders of our restricted securities would be conditioned on, among other factors, the availability of certain public information concerning us.  “Restricted Securities” as referred to herein may be principally defined as indicated in the Securities Act of 1933, Rule 144(a)(3) “Definitions”:

“Securities acquired directly or indirectly from the issuer, or from an affiliate of the issuer, in a transaction or chain of transactions not involving any public offering.”

We have 99,000,000 authorized shares of common stock, of which 11,000,000 are currently outstanding.  The board of directors, without stockholder approval, could issue up to 88,000,000 shares of common stock upon whatever terms it determines to whomever it determines, including persons or entities that would help our present management.

Item 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains  "forward-looking  statements"  which can be identified by the use of forward-looking  terminology such as "believes," "expects,"  "may," "should" or  "anticipates"  or the negative  thereof or other variations thereon or comparable terminology,  or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. We caution readers that important factors may affect our actual results and could cause such results to differ materially from forward-looking statements made by or on our behalf. Such factors include, but are not limited to, changing market conditions, the impact of competitive services, products, pricing, acceptance of our services and/or products and other risks set forth  herein  and in other  filings  that we have made with the Securities and Exchange Commission.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Operations

We had conducted limited operations in 2003 consisting of planning and negotiating arrangements with bus companies and resort operators. We began operating tours during the fourth quarter of that year. In 2004 we worked out oral arrangements and agreements with a chain of unaffiliated retail ski shops known as Ski Market, to advertise and permit customers to buy tickets for our ski day bus programs and for customers to board our bus in front of the retail store. We also arranged for wholesale pricing at numerous ski facilities. Our program was also marketed by Snow Search, a company controlled by our president. The overall combination resulted in revenues of $377,188 which generated a net loss of $10,152 in 2004 and revenues of $428,366 and a net loss of $22,248 during the year ended December 31, 2005.  We realize substantially all of our revenue during the months November through April.

The keys to expanding our operations are:

•

Making our one day tours better known to skiers,

•

Arranging good pricing with ski facilities, and

•

Arranging good pricing and cancellation policies with bus operators.

Making our tours better known to skiers in the short term involves introducing our tours to ski store chains in addition to Ski Market. There are a limited number of ski tour chains with a sufficient number of stores in areas that we do not cover. We have begun contacting several of these chains on a preliminary basis but have not come to any agreements. We have been accepted as qualifying for wholesale tour operator prices by most resort operators which gives us the lowest pricing that is generally available. We believe that we currently receive pricing and cancellation policies from bus companies that permit us to offer competitive pricing policies.

We lack the resources to do more advertising and promotional activities. We will be unable to undertake those types of campaigns until we significantly increase cash flow from operations or receive outside investment funds. We believed that it was unlikely that we would receive outside investment funds if we were not a public company. However, we have not explored or authorized anyone else to explore on our behalf the likelihood of receiving investment funding after our registration statement became effective in January 2006. Being a public company may also increase our visibility and provide us with a greater opportunity to use shares instead of cash to pay for marketing and other consulting services.

During the months outside of the ski season, we devote our efforts to negotiating favorable pricing with facility operators and bus companies. We consider favorable pricing to be 40-60% below retail. In general we now receive wholesale tour operator prices which provide us with some of the lowest rates offered by resort operators.  The goal is to permit us to sell full day tickets covering the bus trip and ski lift to customers at attractive prices. In general, we try to keep ticket prices below the individual lift ticket price that a customer would receive if he/she drove to the resort and purchased the lift ticket. In that way the customer receives the round trip bus ride and lift ticket from us at a price that is lower than the individual lift ticket price. We also prefer to be in a position to cancel a day trip without penalty if the advance ticket sale is below 30.

Our operating results in 2005 and 2004 were as follows:

	2005	2004

Revenue	$ 428,366	$ 377,188
Cost of revenue	356,863	327,454
Gross profit	71,503	49,734

Costs and Expenses:
General and administrative	93,606	59,886
Provision for income taxes	145	-
Net Loss	$ (22,248)	$ (10,152)

The changes from year-to-year relate almost entirely to the number of tours run in each period. We ran approximately 138 bus tours in 2005 as compared to approximately 157 bus tours in 2004. The average cost per bus tour was $2,586 in 2005 compared to $2,085 in 2004. The difference relates to the difference in the average number of customers per trip, the mix of resorts visited and general increases in recreation costs. We expanded operations in 2004 and 2005 and used pricing that we believed was attractive to increase sales and develop a strong customer base. Our revenue per bus tour was $3,104 in 2005 compared to $2,402 in 2004. The major reasons for the increase were price increases and increases in the number of customers per trip. We will consider increasing prices for the 2005/2006 season to reach profitability. Cost of sales in all periods relate to bus costs and payments to resort operators.

General and administrative expenses consist of professional fees and general office expenses. The principal differences between 2005 and 2004 were Mr. Tetreult’s salary of $58,500 in 2005 compared to $28,000 in 2004. Professional fees also increased by approximately $23,000 in 2005.

Liquidity

As of December 30, 2005 current assets amount to $71,019 of which $1,319 was cash.

S&S has a low level of fixed costs. Almost all costs associated with providing our services are variable in nature. In substantially all cases we are paid for tickets before we have to pay ski facility operators or bus companies. In rare cases, Ski Market is late transferring ticket funds collected by them to us which may result in paying a bill before we have received the corresponding cash. The only significant fixed costs are costs associated with being a public entity and certain general and administrative costs.  If necessary, and as indicated below, our president has agreed in writing to defer compensation otherwise payable to him to permit us to remain viable.

The cash flow generated by our business in the past year, if continued in the future, appears sufficient to meet minimum operating cash requirements during the foreseeable future but may not cover all of the costs of our Registration Statement that became effective in January 2006. If circumstances change significantly and the cash flow proves to be insufficient, provisions for payment are as indicated below. There are no other known sources of funds. We believe that we are totally reliant on cash received from operations to meet normal operating needs. We are not aware of any trends, events, demands, commitments or uncertainties that will materially change the level of our cash sources or requirements.

Most costs associated with performing tours and services are incremental or variable in nature and consist of costs due to independent contractors such as bus companies and resort operators. It is typical that these contractors not get paid until we are paid by our customer. Therefore, we can perform engagements with very limited resources on hand. Our president negotiates and supervises tours and services.

S&S does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We do not believe that we need funding to undertake our operations at our current level because we do not require any capital costs and our fixed cost level is low. We believe that operations are generating sufficient cash to continue operations for the next 12 months. S&S will pay all costs relating to our recent Registration Statement that became effective in January 2006 estimated at approximately $64,000.  This amount will be paid with cash as and when necessary and required or otherwise accrued on the books and records until we are able to pay the full amount due either from revenues or loans from our president.  Absent sufficient revenues to pay these amounts within six months of the effectiveness of our Registration Statement in January 2006, our president has agreed to loan us the funds to cover the balance of outstanding professional and related fees relating thereto if the professionals involved insist on cash payments.  If and when loaned, the loan will be evidenced by a noninterest-bearing unsecured corporate note to be treated as a loan until repaid, if and when S&S has the financial resources to do so.  A formal written arrangement exists with respect to our president’s commitment to loan funds as indicated herein and, accordingly, the agreement between S&S, our president and our counsel (filed as Exhibit 10.2 to our Registration Statement) is binding on all parties.

Having embarked upon an effort to become a public company, we have incurred and will continue to incur additional significant expenses for legal, accounting and related services. As a public entity, subject to the reporting requirements of the Exchange Act of '34, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional, computer and tour services to us, although there can be no assurances that we will be successful in any of those efforts.

There are no current plans to seek private investment.  We do not have any current plans to raise funds through the sale of securities.  We hope to be able to use our status as a public company to enable us to use noncash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts.  Issuing shares of our common stock to such persons instead of paying cash to them would enable us to perform (more and larger engagements) and use the cash obtained from those engagements to operate and expand our business.  Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals.  To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf.

For all of the foregoing reasons and others set forth herein, an investment in Snow & Sail Sports, Inc.’s securities involves a high degree of risk.  Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-KSB.

New Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with our annual report for the year ended December 31, 2007, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

•

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

•

that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed

In December 2005 the SEC's advisory committee on small business recommended that the SEC allow most companies with market values of less than $700 million to avoid having their internal controls certified by auditors. The advisory committee recommended that most companies with market capitalizations under $100 million be exempted totally. It further recommended that companies with market capitalizations of $100 million to $700 million not face audits of internal controls. Some companies with large revenues but low market values would still be required to comply with the act. There can be no assurances that these proposals or similar proposals will be adopted.

In December 2004, the FASB issued FASB SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company on December 15, 2005. We have not yet assessed the impact on future operations of adopting this new standard.

The FASB also issued FASB Statement No. 154 (SFAS 154) which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. It is not believed that this will have an impact on HLH in the foreseeable future.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Because of our limited level of operations, we have not had to make material assumptions or estimates other than our assumption that we are a going concern. If our business increases, our principal estimates will involve whether engagements in process will be profitable.

Seasonality

Our business is very seasonal. Substantially all of our revenue is generated during the snow season of December through March.

Risk Factors

1.

S&S has too limited of an operating history to permit investors to make reasonable evaluations based on our past history and performance.

S&S has been in operation for only two years which we believe provides insufficient operating history upon which an evaluation of our future performance and prospects can be made. Our future prospects must be considered in light of the facts that plans of relatively new and underfunded businesses often do not get implemented as quickly or effectively as management initially intends. Newer companies also often lack the experience and resources to respond quickly to opportunities or identify potential problems. In addition, early success does not necessarily indicate the likelihood of ongoing or future success.

We cannot be certain that our business strategy will be successful or that we will ever be able to maintain or significantly increase revenue generating activities. Furthermore, we believe that it is probable that we will incur periods of operating losses and negative cash flow for the foreseeable future.

2.

S&S has limited financial resources. Absent additional financial resources we will be unable to undertake programs designed to expand our business other than those indicated herein.

S&S has limited financial resources and has not established a source of equity or debt financing. S&S will require cash from operations or some financing to expand our business. There can be no assurance that our operations will generate sufficient cash or that outside financing will be available or found. If we are unable to obtain needed cash resources or financing, we may not be able to maintain or expand revenue producing activities.

If we are unable to obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may face circumstances in which we may have to substantially curtail our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. To date, no S&S officer, director or affiliate has had any preliminary contact or discussions with, nor are there any current plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction referred to herein or otherwise.

3.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, we will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (99,000,000) but un-issued (88,000,000) shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of S&S because the shares may be issued to parties or entities committed to supporting existing management.

4.

We depend completely upon our president, the loss of whose services may cause our business operations to cease and need for additional personnel.

Our Chief Executive Officer, Paul F. Tetreault, is entirely responsible for the development and execution of our business. All of our projects and undertakings have been generated through the business contacts of Mr. Tetreault. In addition, all of the businesses with which we deal as well as the vendors used by us are businesses and professionals known by Mr. Tetreault. Mr. Tetreault has other business interests and devotes approximately 50% of his time to us. He is under no contractual obligation to remain employed by us.  If he should choose to leave us for any reason before we have hired additional personnel, our operations may fail.  Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described herein.

We will fail without Mr. Tetreault or an appropriate replacement(s).  We intend to acquire “key-man” life insurance on the life of Mr. Tetreault naming us as the beneficiary when and if we obtain the resources to do so, and Mr. Tetreault remains insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future.  Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

5.

Participating in ski trips is a very discretionary decision and may be more adversely affected by a weak economy than companies in other industries.

Purchasing tickets for a one-day ski trip is a very discretionary purchase on the part of customers. As such, we are impacted more quickly by economic conditions and perceptions of economic trends than many other types of businesses. If the economy is weak, many people may be unwilling or unable to participate in recreational activities.

6.

We are impacted by weather conditions. Lack of major snowfall limits our prospects of selling ski tours.

We depend heavily on weather conditions. We benefit from having excellent snow conditions at ski facilities while at the same time having moderate temperatures to permit our customers and potential customers to enjoy their day. We have no control over ski conditions or perceived ski conditions. However, are business will be severely impacted during periods in which ski conditions are or are perceived to be mediocre or bad.

7.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability which may result in a major cost to us and hurt the interests of our shareholders as corporate resources may be expended for the benefit of directors.

Our articles of incorporation and applicable Delaware law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of S&S. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us which we will be unable to recoup.

We have been advised that in the opinion of the SEC, that indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether  indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

8.

Currently there is no public market for our securities, and there can be no assurances that any public market will ever develop or that our common stock will be quoted for trading and, even if quoted, the price is likely to be subject to significant fluctuations.

As of April 11, 2006, there has not been any established trading market for our common stock, and there is currently no public market whatsoever for our securities.  We have  obtained  a market maker that has filed a 211 application with the NASD on our behalf so as to be able to quote the shares of our common stock on the OTC Bulletin Board ("OTCBB") maintained by the NASD. There can be no assurance as to whether such market maker’s application will be accepted by the NASD. If the application is accepted, there can be no assurances as to whether any market for our shares will develop or the prices at which our common stock will trade. We are not permitted to file such application on our own behalf. If the application is accepted, we cannot predict the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of S&S and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities, many brokerage firms may not be willing to effect transactions in our securities.

9.

If a market develops for our shares, sales of our shares relying upon rule 144 may depress prices in that market by a material amount.

We have 11,000,000 common shares outstanding of which 9,450,000 shares of common stock outstanding are "restricted securities," as that term is defined in Rule 144 and may, under certain circumstances, be sold without registration under the Securities Act of 1933. The remaining 1,550,000 shares have been registered under our Registration Statement on Form SB-2 that became effective in January 2006.

As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company's outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the OTCBB (if and when listed thereon) is not an "automated quotation system" and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB. As a result of revisions to Rule 144 which became effective on or about April 29, 1997, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who is not an officer, director or control person for at least the past 90 consecutive days) after the restricted securities have been held by the owner for a period of two years.  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

10.

Any market that develops in shares of our common stock will be subject to the penny stock restrictions which will create a lack of liquidity and make trading difficult or impossible.

Until our shares of common stock qualify for inclusion in the NASDAQ system, if ever, the trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by the NASD assuming successful completion of the 211 process. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

SEC Rule 15g-9 (as most recently amended and effective on September 12, 2005) establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects the market liquidity for our common stock. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•

the basis on which the broker or dealer made the suitability determination, and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities. See also Risk Factor #9.

11.

The market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors in our stock

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

12.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws which prohibit trading absent compliance with individual state laws.

These restrictions may make it difficult or impossible to sell shares in those states.

There is no public market for our common stock, and there can be no assurance that any public market will develop in the foreseeable future.  Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws.  Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions.  Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock.

13.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over S&S.

Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $ .001 per share.

The specific terms of the preferred stock have not been determined, including:

•

designations;

•

preferences;

•

conversions rights;

•

cumulative, relative;

•

participating; and

•

optional or other rights, including:

o

voting rights;

o

qualifications;

o

limitations; or

o

restrictions of the preferred stock

Our board of directors is entitled to authorize the issuance of up to 1,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in its sole discretion, with no further authorization by security holders required for the issuance thereof.

The issuance of preferred stock could adversely affect the voting power and other rights of the holders of common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of S&S or make removal of management more difficult. As a result, the board of directors' ability to issue preferred stock may discourage the potential hostility of an acquirer, possibly resulting in beneficial negotiations. Negotiating with an unfriendly acquirer may result in, among other things, terms more favorable to us and our stockholders. Conversely, the issuance of preferred stock may adversely affect any market price of, and the voting and other rights of the holders of the common stock. We presently have no plans to issue any preferred stock.

14.

The ability of our President to control our business may limit minority shareholders’ ability to influence corporate affairs.

Our President will beneficially own approximately 85.9% of our outstanding common stock assuming the sale of all shares registered as part of our Registration Statement on Form SB-2 that became effective in January 2006. Because of his beneficial stock ownership, our President will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our President may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and all other business decisions. The minority shareholders would have no way of overriding decisions made by our President. The level of control may also have an adverse impact on the market value of our shares because he may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/ or may sell sufficient numbers of shares to significantly decrease our price per share.

15.

We are totally dependent on our ability to negotiate attractive pricing of tickets from our vendors.

The success of our business is dependent on purchasing tickets at prices which are low enough so as to enable us to market day trips at attractive prices. Most of our negotiations are verbal in nature and can be modified or canceled by the vendor. In addition, if resort operators significantly discount retail ticket prices, our business would be adversely affected. We cannot provide any assurances that we will continue to obtain vendor pricing at levels that will enable us to offer attractively priced day trips.

16.

Our business is exposed to risks associated with credit card fraud and charge-backs that could significantly reduce the amount of cash that we collect from the sale of tickets.

Because we act as the merchant-of-record in substantially all of our transactions, we may be held liable for accepting fraudulent credit cards as well as other payment disputes with our customers. If we are unable to combat the use of fraudulent credit cards, our business, results of operations and financial condition could be materially adversely affected because we are unable to collect proceeds for tickets that are sold.

17.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our year ending December 31, 2007, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of 2007. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

18.

The costs to meet our reporting and other requirements as a public company subject to the Exchange Act of ’34 will be substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

As a public entity, subject to the reporting requirements of the Exchange Act of '34, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to fund other aspects of our business and may prevent us from meeting our normal business obligations.

19.

For the years ended December 31, 2005 and 2004, one company provided a mechanism for the collection of substantially all of our gross revenues, pursuant to an oral agreement.  If such company decreased or terminated its relationship with us (by virtue of a lack of a written agreement or otherwise), we would suffer an interruption in our business until we found a substitute for that company. If we are unable to find a substitute for that company, our business would likely fail.

For the years ended December 31, 2005 and 2004, one company, Ski Market, arranged for substantially all of our total revenues.  This company provided a mechanism for collecting our fees for tickets and a place for our customers to meet the bus for each tour. We have no written agreement with Ski Market. If this company decreased, modified or terminated its association with us, by virtue of a lack of a written agreement or otherwise, we would suffer an interruption in our business unless and until we found a substitute for that company to market our tours, collect fees for the tours and provide pickup sites for the tours. If we were unable to find a substitute for that company, our business would likely fail. We cannot predict what the likelihood would be of finding an acceptable substitute service provider.

This same company represented 100% of our outstanding accounts receivable balance as of December 31, 2005.  If this company became unable to remit payments, we would experience adverse effects to its financial condition.

Item 7.

FINANCIAL STATEMENTS

The financial statements filed as part of this Annual Report on Form 10-KSB are set forth starting on page 30.

Item 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 8A.

CONTROLS AND PROCEDURES

Mr. Paul F. Tetreault currently serves as our chief executive officer and our chief financial officer (the "Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for us.  He has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Form 10-KSB is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officer also has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B.

OTHER INFORMATION

None

PART III

Item 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our current executive officers and directors are as follows:

Name	Age	Title
Paul F. Tetreault	62	President, CEO, CFO and Chairman
John P. Greeley	56	Secretary and Director

Paul F. Tetreault –  founded us in 2003 and has served as our president since that time. In 1972 he co-founded Sports and Leisure Enterprises, Inc. (“SLE”) which does business as both Sno-Search Ski and Snowboard Tours. SLE operates as a premier tour operator in the ski industry throughout the Northeast and into Canada. Mr. Tetreault, who holds BBA and MBA degrees from the University of Massachusetts, devotes 50% of his time to SLE where he has served in various executive capacities (principally President and Chief Executive Officer) since SLE’s inception.

John P. Greeley became a Secretary and Director in 2005. Since 1990 he has been an independent consultant emphasizing merger and acquisition strategies and analysis and financial and organizational executive management responsibilities. Prior to that, Mr. Greeley spent 20 years in various executive positions with commercial banks. He is a graduate of Georgetown University. The consulting firm, JPG Associates, controlled by Mr. Greeley has performed consulting services for us (see Item 1 - “DESCRIPTION OF BUSINESS – Employees”). That firm received fees of $20,000 in 2005 and $3,000 in 2004.

Possible Potential Conflicts

None of our key personnel (currently limited to our President) is required to commit full time to our affairs and, accordingly, conflicts of interest in allocating management time among various business activities may arise. In the course of his other business activities, our President may become aware of business opportunities which may be appropriate for presentation to us, as well as the other entities with which he is affiliated.  As such, he may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our "key employee" and president, Paul F. Tetreault, owns (as of March 31, 2006) approximately 94.8% of our issued and outstanding common shares. Additionally, Mr. Tetreault is involved in other vacation/recreation business ventures. As a result of these relationships and the stated business purposes of the companies, certain potential conflicts of interest are likely to arise with regard to Mr. Tetreault’s business activities.

In an effort to resolve such potential conflicts of interest the following agreements have been entered into with Mr. Tetreault,

•

any business opportunities that he may become aware of independently or directly through his association with us  would be presented by him solely to us (and to no one else unless rejected by us);

•

any business opportunities disclosed to him by the management of other ventures with which he is or becomes involved would not be presented by him to us (unless and until rejected by such other entities): and

•

any business opportunities disclosed to him by us would not be presented the management of other ventures with which he is or becomes involved (unless ultimately rejected by us).

In the event that the same business opportunity is presented to Mr. Tetreault by both us and the management of other ventures with which he is or becomes involved, Mr. Tetreault shall only render his services to the entity that first disclosed such business opportunity to him.

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than three years, or until their successors have been elected.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, our board of directors will establish an audit committee and a compensation committee.  The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls.  The compensation committee will manage our stock option plan, once established, and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.

All directors will be reimbursed by us for any expenses incurred in attending directors' meetings provided that we have the resources to pay these fees.  We will consider applying for officers and directors liability insurance if we have the resources to do so.

In March 2006, the Advisory Committee on Smaller Public Companies issued an Exposure Draft of Final Report of Advisory Committee on Smaller Public Companies. This exposure draft, among other things, recommended that unless and until a framework for assessing internal control over financial reporting for smaller public companies is developed that recognizes their characteristics and needs, the SEC should provide exemptive relief from Section 404 of Sarbanes Oxley requirements to microcap companies with less than $125 million in annual revenue and to smallcap companies with less than $10 million in annual product revenue that have or expand their corporate governance controls to include:

•

adherence to standards relating to audit committees in conformity with Rule 10A-3 under the Exchange Act;

•

adoption of a code of ethics within the meaning of Item 406 of Regulation S-K applicable to all directors, officers and employees and compliance with the further obligations under Item 406(c) relating to the disclosure of the code of ethics; and

•

design and maintenance of effective internal controls over financial reporting.

If these recommendations are adopted, we will make every effort to comply.

Item 10.

Executive Compensation

No officer, director or employee has received compensation of $100,000, and no director, officer or employee has a contract or commitment to receive annual compensation in excess of $100,000.

Long Term Compensation
		Annual Compensation			Awards		Payouts
					Restricted	Securities
	Year			Other	Stock	Underlying	LTIP
Name and	Ended		Bonus	Annual	Award(s)	Options/	Payouts	All Other
Principal Position	Dec. 31	Salary ($)	($)	Compensation ($)	($)	SARs (#)	($)	Compensation ($)

Paul F Tetrault	2005	-	-	$58,500	-	-	-	-
President	2004	-	-	$28,000	-	-	-	-

Item 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding beneficial ownership of our common stock as of March 31, 2006 by:

•

each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

•

each of our directors, and

•

all of our officers and directors as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over to the shares.

Name and Address of Beneficial Owner [1]	Number of Shares Beneficially Owned	Percent of Class
Paul F. Tetreault	10,425,000	94.8%
John P. Greeley	115,000 [2]	1.0%
Officers and Directors as a group ( 2 members)	10,540,000	95.8%

[1] The address for each person is 397 North Main Street, South Yarmouth, MA 02664

[2] Inclusive of an aggregate 15,000 shares owned by Mr. Greeley’s wife and two children (5,000 each) in accordance with SEC Release 33-4819 which states, in part, that a person is regarded as the beneficial owner of securities held in the name of his or her spouse and their minor children.  Mr. Greeley disclaims any beneficial interest in or control over any of such 15,000 shares other than that which may be attributed to him by operation of law..

Delaware Anti-Takeover Law

We will be subject to the provisions of Section 203 of the Delaware General Corporation Law regulating corporate takeovers. This section prohibits, subject to exceptions, publicly- traded Delaware corporations from engaging in a business combination, which includes a merger or sale of more than 10% of the corporation's assets, with any interested stockholder. An interested stockholder is generally defined as a person who, with its affiliates and associates, owns or, within three years before the time of determination of interested stockholder status, owned 15% or more of a corporation's outstanding voting securities. This prohibition does not apply if:

•

the transaction is approved by the board of directors before the time the interested stockholder attained that status;

•

upon the closing of the transaction that resulted in the stockholder becoming an interest stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the start of the transaction; or

•

at or after the time the stockholder became an interested stockholder, the business combination is approved by the board and authorized at an annual or special meeting of stockholders by at least two-thirds of the outstanding voting stock that is not owned by the interested stockholder.

A Delaware corporation may opt out of this provision with an express provision in its original certificate of incorporation or an express provision in its certificate of incorporation or bylaws resulting from an amendment approved by at least a majority of the outstanding voting shares. However, we have not opted out of this provision. This provision of the Delaware General Corporation Law could prohibit or delay a merger or other takeover or change-in-control attempts and may discourage attempts to acquire us.

Shareholder Matters

As a Delaware corporation, we are subject to the Delaware Revised Statutes ("DRS" or "Delaware law"). Certain provisions of Delaware law create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests.

Dissenters' Rights. Among the rights granted under Delaware law which might be considered as material is the right for shareholders to dissent from certain corporate actions and obtain payment for their shares (see Delaware Revised Statutes ("DRS") 92A.380-390). This right is subject to exceptions, summarized below, and arises in the event of mergers or plans of exchange. This right normally applies if shareholder approval of the corporate action is required either by Delaware law or by the terms of the articles of incorporation.

A shareholder does not have the right to dissent with respect to any plan of merger or exchange, if the shares held by the shareholder are part of a class of shares which are:

•

listed on a national securities exchange,

•

included in the national market system by the National Association of Securities Dealers, or

•

held of record by not less than 2,000 holders.

This exception notwithstanding, a shareholder will still have a right of dissent if it is provided for in the articles of incorporation (our certificate of incorporation does not so provide) or if the shareholders are required under the plan of merger or exchange to accept anything but cash or owner's interests, or a combination of the two, in the surviving or acquiring entity, or in any other entity falling in any of the three categories described above in this paragraph.

Inspection Rights. Delaware law also specifies that shareholders are to have the right to inspect company records. This right extends to any person who has been a shareholder of record for at least six months immediately preceding his demand. It also extends to any person holding, or authorized in writing by the holders of, at least 5% of our outstanding shares. Shareholders having this right are to be granted inspection rights upon five days' written notice. The records covered by this right include official copies of:

•

the articles of incorporation, and all amendments thereto,

•

bylaws and all amendments thereto; and

•

a stock ledger or a duplicate stock ledger, revised annually, containing the names, alphabetically arranged, of all persons who are stockholders of the corporation, showing their places of residence, if known, and the number of shares held by them, respectively.

In lieu of the stock ledger or duplicate stock ledger, Delaware law provides that the corporation may keep a statement setting out the name of the custodian of the stock ledger or duplicate stock ledger, and the present and complete post office address, including street and number, if any, where the stock ledger or duplicate stock ledger specified in this section is kept.

Item 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We currently operate out of office space located at 397 North Main Street, South Yarmouth, MA 02664 provided to us by our president at no cost which serves as our principal address. There is no written lease agreement. Sno Search, a company controlled by an entity that is 50% owned by our president also provides promotional services for us on its website at no charge. There are no formal agreements covering our inclusion on the Sno Search website. The estimated total value of services provided by our president at no charge to us is $10,000 per year and has been recorded as general and administrative expenses in our Statements of Operations.

Item 13.

EXHIBITS

31.1	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 – Chief Executive Officer and Chief Financial Officer
32.1	CERTIFICATION PURSUANT SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 – Chief Executive Officer and Chief Financial Officer

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of MantylaMCREYNOLDS, LLC acts as our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

Audit Fees

During the year ended December 31, 2005, the fees for our principal accountant are $11,557, for auditing fees and the review of our Registration Statement on Form SB-2. No fees were paid in 2004.

Audit-Related Fees

During the years ended December 31, 2005 and 2004, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the years ended December 31, 2005 and 2004, our principal accountant did not render tax services.

All Other Fees

During the years ended December 31, 2005 and 2004, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. However, our board of directors has approved the services described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Paul F. Tetreault

Paul F. Tetreault

Title: President and Chief Financial Officer

Date:

April 17, 2006

Signature(s)	Title(s)	Date
/s/ Paul F. Tetreault		April 17, 2005

By: Paul F. Tetreault, Chief Executive Officer	President, Chief Executive Officer, Principal Accounting Officer and Chairman

/s/ John P. Greeley		April 17, 2006

By: John P. Greeley	Secretary and Director

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Snow & Sail Sports, Inc.

South Yarmouth, MA

We have audited the accompanying balance sheet of Snow & Sail Sports, Inc., as of December 31, 2005 and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards established by the Public Company Accounting Oversight Board (PCAOB).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Snow & Sail Sports, Inc., as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Mantyla McReynolds LLC

Mantyla McReynolds LLC

March 31, 2006

Salt Lake City, Utah

SNOW & SAIL SPORTS, INC.

Balance Sheet

December 31, 2005

ASSETS

CURRENT ASSETS:
Cash	$ 1,319
Accounts receivable	69,700
Total Current Assets	71,019

TOTAL ASSETS	$ 71,019

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 46,644
Accrued liabilities	18,197
Income taxes payable	145
Total Current Liabilities	64,986

STOCKHOLDERS’ EQUITY:
Preferred stock at $0.001 par value; 1,000,000 shares authorized, -0- outstanding
Common stock at $0.001 par value; authorized 99,000,000 shares; 11,000,000 shares issued and outstanding	11,000
Additional paid-in capital	(5,788)
Retained earnings	821
Stockholders’ Equity	6,033

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 71,019

The accompanying notes are an integral part of these financial statements.

SNOW & SAIL SPORTS, INC.

Statements of Operations

For the Years Ended December 31, 2005 and 2004

	2005	2004

Revenue	$ 428,366	$ 377,188
Cost of revenue	356,863	327,454
Gross profit	71,503	49,734

Costs and Expenses:
General and administrative	93,606	59,886

Loss Before Taxes	(22,103)	(10,152)

Provision for taxes	145	-

Net Loss	$ (22,248)	$ (10,152)

Basic and diluted loss per share	$ (.01)	$ (.01)
Weighted average number of common shares outstanding	10,832,292	10,425,000

The accompanying notes are an integral part of these financial statements.

SNOW & SAIL SPORTS, INC.

Statement of Stockholders’ Equity

For the Years Ended December 31, 2005 and 2004

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Total
	Number	Amount

Balance, January 1, 2004	10,425,000	$ 10,425	$ (425)	$ 7,858	$ 17,858

Contribution by officer	-	-	10,000	-	10,000

Net loss – 2004	-	-	-	(10,152)	(10,152)

Balance, December 31, 2004	10,425,000	10,425	9,575	(2,294)	17,706

Contribution by officer	-	-	10,000	-	10,000

Sale of 575,000 shares	575,000	575	-	-	575

Net loss	-	-	-	(22,248)	(22,248)

Reclassify undistributed losses as of the date that Snow & Sail Sports, Inc. ceased being a S corp and became a C corp	-	-	(25,363)	25,363	-

Balance, December 31, 2005	11,000,000	$ 11,000	$ (5,788)	$ 821	$ 6,033

The accompanying notes are an integral part of these financial statements.

SNOW & SAIL SPORTS, INC.

Statements of Cash Flows

For the Years Ended December 31, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (22,248)	$ (10,152)
Adjustments to reconcile net income loss) to net cash provided (used) by operating activities:
Services contributed by officer	10,000	10,000
Increase in accounts receivable	(15,417)	15,309
Increase in current liabilities	23,368	(10,756)
Net Cash Provided (Used) by Operating Activities	(4,297)	4,401

CASH FLOWS FROM INVESTING ACTIVITIES		-

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common shares	575	-

INCREASE (DECREASE) IN CASH	(3,722)	4,401

CASH AT BEGINNING OF YEAR	5,041	640
CASH AT END OF YEAR	$ 1,319	$ 5,041

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest`	-	-
Income taxes	-	-

The accompanying notes are an integral part of these financial statements.

SNOW & SAIL SPORTS, INC.

Notes to the Financial Statements

December 31, 2005

NOTE 1 -

ORGANIZATION AND SUBSEQUENT EVENTS

Snow & Sail Sports, Inc. (the “Company”) was incorporated under the laws of the Commonwealth of Massachusetts on April 16, 2003 to be a travel and recreation company. It became a Delaware company in September 2005. The accompanying financial statements have been prepared as if the capital structure adopted as part of becoming a Delaware corporation had been in place from the Company’s inception. The Company had elected to be an S corporation from its inception until September 12, 2005. In accordance with Topic 4B of the Staff Accounting Bulletins issued by the Securities and Exchange Commission all of the Company’s undistributed earnings and losses that occurred during the period in which it was an S corporation (amounting to accumulated losses of $25,363) have been reclassified to additional paid-in capital effective September 12, 2005.

The Company’s mission is to provide attractively priced one-day ski trips to residents of and visitors to the New England area.

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Year-end

The Company has elected a calendar year end.

b.  Provision for Taxes

The Company had elected to be an S corporation for income tax purposes until September 12, 2005. Under the tax rules for S corporations, principals are taxed separately on their distributive share of the corporation’s taxable income whether or not that income is actually distributed.

The Company ceased being an S corporation on September 12, 2005. Since September 12, 2005, the Company accounts for income taxes under FASB Statement No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has recorded an income tax provision of $145, resulting from post-September 12, 2005 corporate net income of $966.  The effective and statutory rate is 15%.

c.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

d.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

e.  Basic and Diluted Income (Loss) Per Common Share

Basic and diluted net income per common share has been calculated by dividing the net income for the year by the basic and diluted weighted average number of shares outstanding assuming that the capital structure adopted when the Company became a Delaware corporation in September 2005 had been in place since inception.

f.  Impact Of New Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with the Company’s Annual Report for the year ending September 30, 2007, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-KSB.

In December 2005 the SEC's advisory committee on small business recommended that the SEC allow most companies with market values of less than $700 million to avoid having their internal controls certified by auditors. The advisory committee recommended that most companies with market capitalizations under $100 million be exempted totally. It further recommended that companies with market capitalizations of $100 million to $700 million not face audits of internal controls. Some companies with large revenues but low market values would still be required to comply with the act. There can be no assurances that these proposals or similar proposals will be adopted.

In December 2004, the FASB issued FASB SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard became effective for the Company on December 15, 2006. The Company has not been affected by adopting this new standard.

The FASB also issued FASB Statement No. 154 (SFAS 154) which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. It is not believed that this will have an impact on the Company in the foreseeable future as no accounting changes are anticipated.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

g.   Revenue Recognition

Revenues and related cost of revenues are derived from transactions in which the Company is the merchant of record and, among other things, selects suppliers and determines the price to be paid by the customer. The Company recognizes revenue when customers have used their tickets, and the trips have been provided.

h.  Accounts Receivable

Accounts receivable are stated at amounts owed to the Company from customers.  Accounts which are determined to be uncollectible and past due are immediately written off.  Based on historical experience with its customers, the Company does not consider an allowance for bad debts to be necessary.

NOTE 3 – SIGNIFICANT CONCENTRATIONS

For the years ended December 31, 2005 and 2004, one company arranged for substantially all of the Company’s revenues. If this company decreased or terminated its association with the Company, the impact would have material adverse effects on the Company’s operations and financial condition.

This same company represented all of the Company’s outstanding accounts receivable balance as of December 31, 2005.  If this company became unable to remit payments, the Company would experience adverse effects to its financial condition.

The Company grants credit to customers based on their financial conditions, generally without requiring collateral.

NOTE 4 - SHAREHOLDERS’ EQUITY

 The Company adopted its current articles of incorporation in September 2005 when it became a Delaware corporation at which time its sole shareholder exchanged all outstanding shares of Snow & Sail Sports, Inc., a Massachusetts corporation, for 10,425,000 shares of common stock issued by Snow and Sail Sports, Inc., a Delaware corporation.  The same individual owned both corporations, immediately before and after the share exchange. The sole purpose of the transaction was to reincorporate the Massachusetts company in Delaware. The Delaware company is the successor to the Massachusetts company. All share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect the impact of this transaction.    As of the date of the share exchange, September 12, 2005, the net assets of the Massachusetts corporation were negligible (less than $1,000), and as such, no value was given to the stock issued by the new Delaware corporation.  Therefore, the shares were recorded to reflect the $.001 par value of $10,425 and paid in capital was recorded as a negative amount, ($10,425).  In other words, no net value was assigned to these shares.

Preferred Stock

The board of directors may determine, without further vote or action by stockholders:

•

the number of shares and the designation of the series;

•

whether to pay dividends on the series and, if so, the dividend rate, whether dividends will be cumulative and, if so, from which date or dates, and the relative rights of priority of payment of dividends on shares of the series;

•

whether the series will have voting rights in addition to the voting rights provided by law and, if so, the terms of the voting rights;

•

whether the series will be convertible into or exchangeable for shares of any other class or series of stock and, if so, the terms and conditions of conversion or exchange;

•

whether or not the shares of the series will be redeemable and, if so, the dates, terms and conditions of redemption and whether there will be a sinking fund for the redemption of that series and, if so, the terms and amount of the sinking fund; and

•

the rights of the shares of the series in the event of our voluntary or involuntary liquidation, dissolution or winding up and the relative rights or priority, if any, of payment of shares of the series.

The Company has no shares of preferred stock issued or outstanding.

Common Stock

The holders of the Company’s common stock:

•

Have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;

•

Are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

•

Do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and

•

Are entitled to one noncumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.

On September 12, 2005 the Company sold 575,000 shares to 37 people.  At September 20, 2005, the Company had 11,000,000 shares of common stock issued and outstanding held by 38 shareholders.

Stock Option Plan

Pursuant to a September 13, 2005 Board of Directors approval and subsequent stockholder approval, the Company adopted its 2005 Non-Statutory Stock Option Plan (the “Plan”) whereby it reserved for issuance up to 1,500,000 shares of its common stock. The purpose of the Plan is to provide directors, officers and employees of, consultants, attorneys and advisors to the Company and its subsidiaries with additional incentives by increasing their ownership interest in the Company.  Directors, officers and other employees of the Company and its subsidiaries are eligible to participate in the Plan.  Options in the form of Non-Statutory Stock Options (“NSO”) may also be granted to directors who are not employed by the Company and consultants, attorneys and advisors to the Company providing valuable services to the Company and its subsidiaries.  In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to the Company and/or its subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status.  The Plan provides for the issuance of NSO’s only, which are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended.

The Board of Directors of the Company or a Compensation Committee (once established) will administer the Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period.  Notwithstanding this discretion (i) the term of any option may not exceed 10 years and (ii) an option will terminate as follows: (a) if such termination is on account of termination of employment for any reason other than death, without cause, such options shall terminate one year thereafter; (b) if such termination is on account of death, such options shall terminate 15 months thereafter; and (c) if such termination is for cause (as determined by the Board of Directors and/or Compensation Committee), such options shall terminate immediately.  Unless otherwise determined by the Board of Directors or Compensation Committee, the exercise price per share of common stock subject to an option shall be equal to no less than 10% of the fair market value of the common stock on the date such option is granted.  No NSO shall be assignable or otherwise transferable except by will or the laws of descent and distribution or except as permitted in accordance with SEC Release No.33-7646 as effective April 7, 1999.

The Plan may be amended, altered, suspended, discontinued or terminated by the Board of Directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which the common stock is then listed or quoted.  Thus, stockholder approval will not necessarily be required for amendments which might  increase the cost of the Plan or broaden eligibility except that no amendment or alteration to the Plan shall be made without the approval of stockholders which would (a) increase the total number of shares reserved for the purposes of the Plan or decrease the NSO price (except as provided in paragraph 9 of the Plan) or change the classes of persons eligible to participate in the Plan or (b) extend the NSO period or (c) materially increase the benefits accruing to Plan participants or (d) materially modify Plan participation eligibility requirements or (e) extend the expiration date of the Plan.  Unless otherwise indicated the Plan will remain in effect for a period of ten years from the date adopted unless terminated earlier by the board of directors except as to NSOs then outstanding, which shall remain in effect until they have expired or been exercised.

.

No options have been granted or are outstanding under the Plan as of December 31, 2005.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company currently operates out of office space provided to it by its President at no cost.  There is no written lease agreement.    A company controlled by the President also provides promotional services for the Company on its website at no charge. The estimated total value of services provided by the Company’s President at no charge to the Company is $10,000 per year and has been recorded as general and administrative expenses in the accompanying Statements of Operations. In addition, the Company received consulting services in the amount of $20,000 in 2005 and $3,000 in 2004 from a firm controlled by the director.

As of December 31, 2005, there is no amount due to or from related parties.