Form 10QSB
period 2006-05-19
Snow & Sail Sports,Inc.
filed 2006-05-22
CIK 1339256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 333- 128526
Snow &Sail Sports, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	51-0459931
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Paul F. Tetreault Snow & Sail Sports, Inc. 397 N. Main Street South Yarmouth, MA 02664 (Address of principal executive offices)

508-612-3781
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,000,000 shares of Common Stock, as of May 10, 2006.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SNOW & SAIL SPORTS, INC.

SNOW & SAIL SPORTS, INC.
Balance Sheet
March 31, 2006
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$80,166
Accounts receivable	28,392
Other current assets	3,800
Total Current Assets	112,358

TOTAL ASSETS	$112,358

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$56,693
Accrued liabilities	16,496
Income Taxes Payable	10,817
Total Current Liabilities	84,006

STOCKHOLDERS’ EQUITY:
Preferred stock at $0.001 par value; 1,000,000 shares authorized, -0- outstanding
Common stock at $0.001 par value; authorized 99,000,000 shares; 11,000,000 shares issued and outstanding	11,000
Additional paid-in capital	(3,288)
Retained earnings	20,640
Stockholders’ Equity	28,352

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$112,358

See notes to financial statements.

SNOW & SAIL SPORTS, INC.
Statements of Operations
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005

Revenue	$288,177	$327,370
Cost of revenue	216,511	224,532
Gross profit	71,666	102,838

Costs and Expenses:
General & administrative	41,175	38,174

Pretax Income	30,491	64,664

Provision for Income Taxes	10,672	-

Net Income	$19,819	$64,664

Pro Forma:
Income	$-	$64,664
Pro forma income tax	-	22,632
Pro forma net income	$-	$42,032
Basic and diluted loss per share	$.00	$.00
Weighted average number of common shares outstanding	11,000,000	10,425,000

See notes to financial statements.

SNOW & SAIL SPORTS, INC.
Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,819	$64,664
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Services contributed by officer	2,500	2,500
Change in net operating assets	56,528	38,136
Net Cash Provided by Operating Activities	78,847	105,300

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

INCREASE IN CASH AND CASH EQUIVALENTS:	78,847	105,300

CASH AT BEGINNING OF PERIOD	1,319	5,041
CASH AT END OF PERIOD	$80,166	$110,341

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	-	-
Income taxes	-	-

See notes to financial statements.

SNOW & SAIL SPORTS, INC.
Notes to the Financial Statements
March 31, 2006
(Unaudited)

1. Organization and Operations

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

2.   Pro Forma Information
The Company had elected to be an S corporation for income tax purposes in 2004 and 2003. Under the tax rules for S corporations, principals are taxed separately on their distributive share of the corporation’s taxable income whether or not that income is actually distributed.

The unaudited pro forma net income set forth in the accompanying Statements of Operations presents the pro forma effects on historical net income adjusted for a pro forma provision for income taxes. The pro forma provision for income taxes has been determined assuming the Company had been taxed as a C corporation for federal and state income tax purposes.

The Company ceased being an S corp. on September 12, 2005.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN
OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications.

Operations

We began operating tours during the fourth quarter of 2003. In 2004 we worked out oral arrangements and agreements with a chain of unaffiliated retail ski shops known as Ski Market, to advertise and permit customers to buy tickets for our ski day bus programs and for customers to board our bus in front of the retail store. We also arranged for wholesale pricing at numerous ski facilities. Our program is also marketed by Snow Search, a company controlled by our president. We realize substantially all of our revenue during the months November through April and are heavily impacted by weather conditions. Our operations are negatively impacted if a winter in the Northeast is warm with less than average snow.

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

Our operating results for the three months ended March 31, 2006 and 2005 were as follows:

	2006	2005

Revenue	$288,177	$327,370
Cost of revenue	216,511	224,532
Gross profit	71,666	102,838

Costs and Expenses:
General and administrative	41,175	38,174
Income before taxes	$30,491	$64,664

The changes from year-to-year relate principally to the number of tours run in each period. In 2006, we were impacted adversely because the snowfall levels were significantly less than in the prior year. We ran approximately 93 bus tours in 2006 as compared to approximately 120 bus tours in 2005. The average revenue per bus tour was $3,098 in 2006 compared to $2,728 in 2005. The difference in revenue per trip relates to the difference in the average number of customers per trip and the mix of resorts visited. Cost of sales in all periods relate to bus costs and payments to resort operators.

General and administrative expenses consist of professional fees and general office expenses. The level of these costs were generally consistent from year-to-year.

Liquidity

S&S has a low level of fixed costs. Almost all costs associated with providing our services are variable in nature. In substantially all cases we are paid for tickets before we have to pay ski facility operators or bus companies. In rare cases, Ski Market is late transferring ticket funds collected by them to us which may result in paying a bill before we have received the corresponding cash. The only relatively significant fixed costs are costs associated with being a public entity that files reports under the ’34 Exchange Act and certain general and administrative costs.

The cash flow generated by our business in the past year, if continued in the future, appears sufficient to meet minimum operating cash requirements during the foreseeable future. If circumstances change significantly and the cash flow proves to be insufficient, provisions for payment are as indicated below. There are no other known sources of funds. We believe that we are totally reliant on cash received from operations to meet normal operating needs. We are not aware of any trends, events, demands, commitments or uncertainties that will materially change the level of our cash sources or requirements.

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

S&S does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We do not believe that we need funding to undertake our operations at our current level because we do not require any capital costs and our fixed cost level is low. We believe that operations are generating sufficient cash to continue operations for the next 12 months. S&S will pay all costs relating to our recent Registration Statement referred to above that became effective in January 2006 estimated at approximately $64,000. This amount will be paid with cash as and when necessary and required or otherwise accrued on the books and records until we are able to pay the full amount due either from revenues or loans from our president. Absent sufficient revenues to pay these amounts within six months of the effectiveness of our Registration Statement in January 2006, our president has agreed to loan us the funds to cover the balance of outstanding professional and related fees relating thereto if the professionals involved insist on cash payments. If and when loaned, the loan will be evidenced by a noninterest-bearing unsecured corporate note to be treated as a loan until repaid, if and when S&S has the financial resources to do so. A formal written arrangement exists with respect to our president’s commitment to loan funds as indicated herein and, accordingly, the agreement between S&S, our president and our counsel (filed as Exhibit 10.2 to our Registration Statement) is binding on all parties.

Having embarked upon an effort to become a public company, we have incurred and will continue to incur additional significant expenses for legal, accounting and related services. As a public entity, subject to the reporting requirements of the Exchange Act of '34, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means, such as the issuance of common shares, of settling obligations and compensate independent contractors who provide professional, computer and tour services to us, although there can be no assurances that we will be successful in any of those efforts.

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

The FASB also issued FASB Statement No. 154 (SFAS 154) which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. It is not believed that this will have an impact on us in the foreseeable future.

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

ITEM 3

CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company’s Chief Executive and Chief Financial Officer (one person, our President). Based on that evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive And Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 - Chief Executive And Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Snow & Sail Sports, Inc.
(Registrant)

/s/ Paul F. Tetreault
Paul F. Tetreault
Title: President and Chief Financial Officer

May 19, 2006