Form 10QSB
period 2006-06-30
Snow & Sail Sports,Inc.
filed 2006-08-14
CIK 1339256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2006

☐

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,000,000 shares of Common Stock, as of August 10, 2006.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐   No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

SNOW & SAIL SPORTS, INC.

SNOW & SAIL SPORTS, INC.

Balance Sheet

June 30, 2006

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$27,680
Accounts receivable	13,308
Other current assets	3,800
Total Current Assets	44,788

TOTAL ASSETS	$44,788

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,507
Accrued liabilities	21,938
Income taxes payable	1,653
Total Current Liabilities	25,098

STOCKHOLDERS’ EQUITY:
Preferred stock at $0.001 par value; 1,000,000 shares authorized, -0- outstanding	-
Common stock at $0.001 par value; authorized 99,000,000 shares; 11,000,000 shares issued and outstanding	11,000
Additional paid-in capital	(788)
Retained earnings	9,478
Total Stockholders’ Equity	19,690

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,788

See notes to financial statements.

SNOW & SAIL SPORTS, INC.

Statements of Operations

For the Six Months Ended June 30, 2006 and 2005

(Unaudited)

	2006	2005

Revenue	$304,768	$367,830
Cost of revenue	220,155	333,929
Gross profit	84,613	33,901

Costs and Expenses:
General and administrative	74,428	42,152
Pretax Income / (Loss)	10,185	(8,251)

Provision for Income Taxes	1,528	-

Net Income / (Loss)	$8,657	$(8,251)

Pro Forma:
Income / (Loss)	-	$(8,251)
Pro forma income tax	-	-
Pro forma net income / (loss)	-	$(8,251)
Basic and diluted loss per share	$.00	$(.01)
Weighted average number of common shares outstanding	11,000,000	10,425,000

See notes to financial statements.

SNOW & SAIL SPORTS, INC.

Statements of Operations

For the Three Months Ended June 30, 2006 and 2005

(Unaudited)

	2006	2005

Revenue	$16,591	$40,460
Cost of revenue	3,644	109,397
Gross profit / (loss)	12,947	(68,937)

Costs and Expenses:
General and administrative	33,253	3,978
Pretax Income (Loss)	(20,306)	(72,915)

Benefit for Income Taxes	3,046	-

Net Income (Loss)	$(17,260)	$(72,915)

Pro Forma:
Income / (Loss)	-	$(72,915)
Pro forma income tax	-	-
Pro forma net income / (loss)	-	$(72,915)
Basic and diluted loss per share	$(.01)	$(.01)
Weighted average number of common shares outstanding	11,000,000	10,425,000

See notes to financial statements.

SNOW & SAIL SPORTS, INC.

Statements of Cash Flows

For the Six Months Ended June 30, 2006 and 2005

(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$8,657	$(8,251)
Adjustments to reconcile net income / (loss) to net cash provided (used) in operating activities:
Services contributed by officer	5,000	5,000
Change in net operating assets	12,704	3,910
Net Cash Provided by Operating Activities	26,361	659

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

INCREASE IN CASH AND CASH EQUIVALENTS:	26,361	659

CASH AT BEGINNING OF PERIOD	1,319	5,041
CASH AT END OF PERIOD	$27,680	$5,700

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest`	-	-
Income taxes	-	-

See notes to financial statements.

SNOW & SAIL SPORTS, INC.

Notes to the Financial Statements

June 30, 2006

(Unaudited)

1.

Organization and Operations

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Form SB-2.

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

As part of the plan of the Company’s plan to augment its financial resources and consider attractive business opportunities, the Company’s principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in the discontinuance of our current operations, change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

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

Operations

As part of the plan of the Company’s plan to augment its financial resources and consider attractive business opportunities, the Company’s principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in the discontinuance of our current operations, change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

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

Our operating results for the six months ended June 30, 2006 and 2005 were as follows:

	2006	2005

Revenue	$304,768	$367,830
Cost of revenue	220,155	333,929
Gross profit	84,613	33,901

Costs and Expenses:
General and administrative	74,428	42,152
Pretax Income	10,185	(8,251)

Provision for Income Taxes	1,528	-

Net Income	$8,657	$(8,251)

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

Three Months Ended June 30, 2006 and 2005

We operate a modest amount of activities during April of each year. The remaining results consist of settling with ski operators and others based on overall activities during the season.

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

The cash flow generated by our business in the past year, if continued in the future, appears sufficient to meet minimum operating cash requirements during the foreseeable future but may not cover all of the costs of meeting the commitments associated with being a public company. If circumstances change significantly and the cash flow proves to be insufficient, provisions for payment are as indicated below. There are no other known sources of funds. We believe that we are totally reliant on cash received from operations to meet normal operating needs. We are not aware of any trends, events, demands, commitments or uncertainties that will materially change the level of our cash sources or requirements.

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

•

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

•

that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No 133, Accounting for Derivative Instruments and Hedging Activities, and SFAF No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after June 30, 2006.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6.”) EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. The company is in the process of evaluating the effect on its consolidated financial position or results of operations.

In December 2004, the FASB issued FASB Statement No. 123R, Share-Based Payment, an Amendment of FASB Statement No. 123 (“FAS No. 123R”). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective.

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

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description

31.1	Section 302 Certification Of Chief Executive And Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive And Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Snow & Sail Sports, Inc.

        (Registrant)

/s/ Paul F. Tetreault

Paul F. Tetreault

Title: President and Chief Financial Officer

August 14, 2006