Form 10QSB
period 2006-09-30
Andover Medical, Inc.
filed 2006-11-14
CIK 1339256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: SEPTEMBER 30, 2006

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transaction Period from______________ to___________

Commission file number: 333-128526

ANDOVER MEDICAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	51-0459931
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

510 Turnpike Street, Ste. 204 N. Andover, MA 01845 (Address of principal executive offices)

(978) 557-1001 (Issuer’s telephone number)

Snow & Sail Sports, Inc. 397 N. Main Street South Yarmouth, MA 02664 (Former name former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes:    No:

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: There were a total of 24,556,000 shares of the registrant’s common stock, par value $.001 per share, outstanding as of November 13, 2006 and no other classes of common stock.

Transitional Small Business Disclosure Format (Check One): Yes:    No:

1

Back to Contents

Andover Medical, Inc.

Quarterly Report on Form 10-QSB
Period Ended September 30, 2006

Back to Contents

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

Andover Medical, Inc
Condensed Consolidated Balance Sheet as of September 30, 2006
(Unaudited)

ASSETS
Current Assets:
Cash	$135,917
Prepaid expenses	4,019

Total Current Assets	139,936
Property and equipment, less accumulated depreciation and amortization of $2,208	53,081
Deposits	8,893

Total Assets	$201,910

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$22,229
Accrued liabilities	90,254
Notes payable, net of discount of $24,399	175,601

Total Current Liabilities	288,084

Stockholders’ Deficit:
Preferred stock at $0.001 par value; 1,000,000 shares authorized, -0- outstanding	—
Common stock at $0.001 par value; 999,000,000 authorized shares; 23,510,000 shares issued and outstanding	23,510
Additional paid-in capital	236,111
Unamortized stock-based compensation	(149,376)
Accumulated Deficit	(196,419)

Stockholders’ Deficit	(86,174)
Total Liabilities and Stockholders’ Deficit	$201,910

The accompanying notes are an integral part of these financial statements.

Back to Contents

Andover Medical, Inc
Condensed Consolidated Statement of Operations
for the period from inception (July 13, 2006) to September 30, 2006
(Unaudited)

2006

Revenue	$0
Cost of revenue	0
Gross profit	0
Costs and Expenses:
General & administrative (including stock-based compensation expense of $13,580)	$194,166

Operating loss	($194,166)
Interest expense	2,253

Net Income (loss)	($196,419)

Basic and diluted loss per share	($0.01)

Weighted average number of common shares outstanding	16,950,000

The accompanying notes are an integral part of these financial statements.

Back to Contents

Andover Medical, Inc
Condensed Consolidated Statement of Cash Flows
for the period from inception (July 13, 2006) to September 30, 2006
(Unaudited)

2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($196,419)
Adjustments to reconcile net loss to net cash provided by, (used in) operating activities:
Depreciation	2,208
Stock based compensation expense	13,580
Changes in assets and liabilities:
Prepaid expenses	(4,019)
Deposits	(8,893)
Accounts payable and accruals	112,483

Net cash used in Operating Activities	(81,060)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(55,289)

Net cash used in Investing Activities	(55,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable proceeds	200,000
Contributed capital and other equity adjustments	72,266

Net cash provided by Financing Activities	272,266
INCREASE IN CASH AND CASH EQUIVALENTS:	135,917
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$135,917

SUPPLEMENTAL SCHEDULE OF CASH FLOW
ACTIVITIES:
Cash Paid For:
Interest	—

Income taxes	—

The accompanying notes are an integral part of these financial statements.

Back to Contents

ANDOVER MEDICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION

(A)	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations. The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B)	Organization

Andover Medical, Inc. (the “registrant”, “Company,” “we”, “us”, “our”, or “AMI”), formerly known as Snow & Sail Sports, Inc. is a Delaware corporation formed on September 9, 2005. AMI’s wholly owned subsidiary, Andover Management Services, Inc. (“AMSI”) is a Delaware corporation formed on July 13, 2006. On August 31, 2006, the registrant entered into a reorganization agreement (the “Reorganization Agreement”) pursuant to which the registrant spun off its existing business, replaced its management and changed its corporate name and business (the “Transaction”). The following steps were taken in connection with the Transaction:

•	the registrant effected a 28.5-for-1 forward stock split whereby 460,000 pre-forward split registered shares held by approximately 42 non-affiliates (the “Non-Affiliates”) of the registrant were converted into 13,110,000 post-forward split registered shares (the “Post-Forward Split Registered Shares”);

•	all of the registrant’s issued and outstanding shares of registered and restricted common stock (other than the Post-Forward Split Registered Shares) were cancelled;

•	in exchange for $10 and other valuable consideration, pursuant to the Reorganization Agreement the registrant issued an aggregate of 10,000,000 restricted shares of its common stock in connection with the Transaction to certain affiliates. As part of the Reorganization Agreement, all of the rights, title and interest in the new business of Andover Management Services, Inc., including, but not limited to, letters of intent for acquisitions, an office lease, office furniture and cash were transferred to the registrant.

Back to Contents

•	Paul F. Tetreault and John P. Greeley, representing all of the former officers and directors of the registrant prior to the Transaction, resigned and were replaced by Edwin A. Reilly and Robert G. Coffill, Jr.; Mr. Reilly was appointed the President, Chief Operating Officer, acting Chief Financial Officer, and Secretary of the registrant, and Mr. Coffill was elected to serve as its sole director;

•	the registrant’s former business (including all of its assets and liabilities), which involved providing one-day ski trips within the New England area was spun off prior to the Transaction; the registrant is now engaged in the business of providing orthopedic, podiatric and urological supplies and services to physicians and other healthcare providers;

•	the registrant issued an aggregate of 2,500,000 incentive stock options to purchase an equivalent number of shares of its restricted common stock to the registrant’s sole officer and director: Edwin A. Reilly (1,250,000) and Robert G. Coffill, Jr. (1,250,000); and

•	the registrant changed its name from Snow & Sail Sports, Inc. to Andover Medical, Inc.

The Transaction is accounted for as a reverse merger.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)	Principles of Consolidation

The condensed consolidated financial statements as of September 30, 2006, include the amounts of AMI and its subsidiary AMSI. All intercompany accounts and balances have been eliminated in consolidation.

(B) Revenue Recognition

Revenues are recognized when the Company invoices third party payors such as private insurers, prepaid health plans and Medicare for merchandise and services provided to the customer. Revenue is recorded net of any discounts, allowances, returns or credits.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2006, there were no cash equivalents.

(D)	Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States. The carrying amounts of the Company’s financial instruments including cash, accounts receivable, accounts payable, accrued liabilities and loans payable approximate fair value due to the relatively short period to maturity for these instruments.

Back to Contents

(E)	Concentration of Credit Risk

The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution in the form of a demand deposit.

(F)	Use of Accounting Estimates

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

(G)	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the individual assets (three to seven years). Depreciation expense for the period ended September 30, 2006 was $2,208. The following table summarizes total Property and Equipment:

Computer equipment	$21,716
Office furniture	17,423
Computer Software	5,900
Leasehold improvements	5,630
Telephone equipment	4,620
Less accumulated depreciation	(2,208)

Net Property and Equipment	$53,081

(H)	Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Back to Contents

(I) Loss Per Share

The Company has adopted SFAS 128, “Earnings per Share.” Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Stock options were not included in the computation of loss per share for the period presented because their inclusion is anti-dilutive. The total potential dilutive stock options outstanding at September 30, 2006 were 208,334.

(J)	Business Segments

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments Of An Enterprise And Related Information” (SFAS 131). Certain information is disclosed in accordance with SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. For the period ending September 30, 2006 and currently, the Company operates one segment, Durable Medical Equipment.

(K)	Stock Based Compensation

In December 2004, FASB issued SFAS No. 123(R), “Share-Based Payment,” (SFAS 123( R)) which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS 123(R), companies are required to measure the compensation costs of stock-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Stock-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107, (“SAB 107”). SAB 107 expresses views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of stock-based payment arrangements for public companies. SFAS 123(R) permits public companies to adopt its requirements using one of two methods. Effective in the first quarter of fiscal 2006, the Company has adopted the provisions of SFAS 123R and related interpretations as provided by SAB 107. As such, compensation costs are measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. During the period ended September 30, 2006, the Company recognized compensation costs related to its stock option program of $13,580 in general and administrative expenses. The Company did not recognize any income tax benefits during the period ended September 30, 2006 for the compensation expense relating to its stock options. The recognition of total stock-based compensation expense impacted basic and diluted net income per common share by less than $0.01 during the period ended September 30, 2006.

Back to Contents

(L)	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact that FIN 48 will have on its consolidated financial statements.

SFAS No. 154 Accounting Changes and Error Corrections, (“SFAS 154”), was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 (“SFAS 3”). SFAS 154 requires retrospective application for voluntary changes in accounting principles in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company applied the provisions of this Statement in the first quarter of fiscal 2006 and the impact is not material to the Company’s consolidated financial statements.

NOTE 3	PROMISSORY NOTES

As of September 30, 2006, the Company had an outstanding promissory note payable to Michael Stone, a shareholder of the Company, in the amount of $200,000, with interest at the rate of 10% per annum. This obligation was issued in connection with a bridge financing by the Company of a maximum of $800,000 of 10% Subordinated Bridge Offering Promissory Notes. This obligation is included in notes payable net of a $24,399 discount associated with 400,000 shares common stock issued coincident with the note.

NOTE 4	STOCKHOLDERS’ EQUITY

Issuances and Cancellation of Common Stock in Connection with Reorganization

In August 2006, the Company entered into a reorganization agreement wherein certain existing shares were split, 10 million shares of its common stock were issued and certain registered restricted shares were cancelled. For further details of this reorganization, see Note 1 (B) of the Notes to Condensed Consolidated Financial Statements.

Share-Based Compensation

In accordance with newly adopted SFAS No. 123R, for the period ended September 30, 2006, $13,580 of share-based compensation expense was recorded as an increase to additional paid in capital for share-based payment awards made to the Company's officer and director, based on the estimated fair values of stock options vesting during the period.

Back to Contents

Preferred Stock

The Company’s Certificate of Incorporation authorizes the issuance of 1 million shares of $.001 par value preferred stock. The Company’s board of directors (the “Board of Directors”) has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series. The Company has zero shares of preferred stock issued and outstanding.

NOTE 5	STOCK OPTION PLAN

On August 31, 2006, the Andover Medical, Inc. 2006 Employee Stock Incentive Plan (the “2006 Plan”) was approved and adopted by the Board of Directors and the holders of a majority of the Company’s issued and outstanding common stock. Under the 2006 Plan, the Company may grant stock options, stock appreciation rights or restricted stock to its employees, officers and other key persons employed or retained by the Company or its subsidiaries, and any non-employee director, consultant, vendor or other individual having a business relationship with the Company, to purchase up to 5 million shares of the Company’s common stock. Under the 2006 Plan, the exercise price of each stock option equals or exceeds the market price of the Company’s stock on the date of grant, and the maximum term is ten years. Stock options are granted at various times and vest over various periods. Stock appreciation rights (“SARs”) may be granted in conjunction with any stock options granted under the 2006 Plan and may be exercised by surrendering the applicable portion of the related stock option. Upon the exercise of an SAR, the holder shall be entitled to receive an amount in cash, shares of the Company’s common stock or both, in value equal to the excess of the market price of one share of common stock over the option price per share specified in the related stock option multiplied by the number of shares in respect of which the SAR shall have been exercised, with the compensation committee (the “Committee”), if any, appointed by the Board, having the right to determine the form of payment. Restricted stock may be awarded either alone or in addition to other awards granted under the 2006 Plan, the terms and conditions of which are to be determined by the Committee.

During the period ended September 30, 2006, the Company issued a total of 2,500,000 stock options valued at $162,956, including 1,250,000 options to each of Edwin A. Reilly, its sole officer, and Robert G. Coffill, Jr. its sole director. These options have been expensed in accordance with SFAS 123R. The options expire 10 years from the date of issuance and have an exercise price of $.06 per share. One-twelfth of the options shall vest and be exercisable on the last day of each month over a 12 month period starting with September 30, 2006, subject to acceleration in the event of a Material Transaction (as defined in the 2006 Plan).

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2006: dividend yield of zero, expected volatility of 541.1%; risk-free interest rates of 5.08%, expected lives of one year.

Back to Contents

A summary of the status of the Company’s fixed stock option plan as of September 30, 2006 and the changes during the period ended is presented below:

Fixed Options	Shares

Outstanding at beginning of period	0
Granted	2,500,000
Cancelled	0

Outstanding at September 30, 2006	2,500,000

Options exercisable at September 30, 2006	208,334

Weighted average exercise price of options granted to employees during period ended September 30, 2006	$.06

Exercise Price	Number Outstanding at September 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2006

$.06	2,500,000	10 years	$.06	208,334

NOTE 6	SUBSEQUENT EVENTS

On August 31, 2006, the Company appointed Robert G. Coffill, Jr. to its Board of Directors. Mr. Coffill, who has 25 years of executive-level experience, also serves on the Board of Directors and as the senior vice president of Operations for Medical Solutions Management, Inc. (“MSMI”). Since its inception in 2003, Mr. Coffill has served in various senior management positions at MSMI's operating company, OrthoSupply Management, Inc. Previously, he served as an executive for OrthoRehab, Inc., a manufacturer and distributor of orthopedic devices.

On October 5, 2006, the Company appointed Marshall Sterman to its Board of Directors. Mr. Sterman is currently the President of The Mayflower Group, Ltd. and serves as a Director of Net Currents, Inc. and WaterChef, Inc. He also serves as Chairman of WiFiMed and Bellacasa Productions Inc. Mr. Sterman holds an MBA from the Harvard Graduate School of Business. Throughout his career, Mr. Sterman has assisted businesses in obtaining financing as a principal of a registered broker-dealer and as a merchant banker.

On November 10, 2006, the Company’s board of directors appointed Robert A. Baron as a Director. Mr. Baron presently serves as a member of the board of directors of three publicly-traded companies, NanoSensors, Inc., Hemobiotech, Inc. and Exegenics, Inc. From 1998 to August 2004, he served as President of Cash City Inc., a payday advance and check cashing business. Previously, Mr. Baron served as President of East Coast Operations of CSS/TSC, a subsidiary of Tultex, Inc., a New York Stock Exchange listed company engaged in the manufacturing of activewear products, such as t-shirts, and as Chairman of T-Shirt City Inc., a company engaged in the distribution of activewear products. Mr. Baron received his B.S. degree from Ohio State University.

Back to Contents

On August 31, 2006, the Company entered into a letter of intent to acquire SRS Medical Systems, Inc. of Billerica, Massachusetts. SRS Medical is a technology leader which manufactures proprietary medical devices for the diagnosis and conservative treatment of incontinence, a condition that affects that quality of life of over 30,000,000 adults worldwide most of whom are women. SRS Medical serves physicians and patients throughout the world with facilities on both the West Coast and East Coast.

On September 1, 2006, the Company entered into a letter of intent to acquire New York based Ortho-Medical Products, Inc. Ortho-Medical Products, Inc. is a full-service company specializing in procedure specific orthopedic durable medical equipment, respiratory equipment, and orthotics and prosthetics. The company services the five boroughs of New York City, Nassau, Suffolk and Westchester Counties, Northern New Jersey, Upper New York State and the State of Connecticut. Ortho-Medical Products, Inc.’s objective is to make this network available to Case Managers, Preferred Provider Organizations and Health Maintenance Organizations.

On October 17, 2006, the Company entered into a letter of intent to acquire Rainier Surgical, Inc., an orthopedic solutions company and the leading distributor of orthopedic DME services in the Northwest. Through their extensive distribution network, diverse product offering and expertise in products, insurance billing, and inventory management, Rainier Surgical services more than 300 health care providers in acute-care hospitals, clinics and physician offices in Washington, Oregon, and Northern Idaho. Headquartered in Auburn, WA, with offices in Portland, OR, Wenatchee, WA and Spokane, WA, Rainier Surgical has been in business for more than 15 years and has approximately 35 employees.

In October 2006, the Company completed a $673,000 bridge loan (the “Bridge Loan”) from 15 investors. The Bridge Loan includes $200,000 loan from one investor in September 2006. The loan is evidenced by 10% subordinated promissory notes due the earlier of 12 months from the date of issuance or upon the completion of any $1 million financing by the Company. For every dollar loaned to the Company, each investor received two shares of the Company’s common stock, or an aggregate of 1,346,000 shares of common stock for loans of $673,000.

NOTE 7	BUSINESS UNCERTAINTY

The Company has generated no revenues since the merger and the Company has a working capital deficit of $148,148. These factors raise substantial doubt about our ability to execute our business plan. The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the acquisition of operating businesses. In particular, the Company expects to raise capital or seek additional financing. While there can be no assurance that such raising of capital or seeking of additional financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms.

Back to Contents

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

     Statements contained in this Item 2. “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this document that are not historical or current facts may constitute “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those predicated in any such forward-looking statements include: our ability to raise funds; our business strategies and future plans of operations; our ability to continue to lower our costs; our timely development and customers’ acceptance of our products; rapid technological changes in the industry; our ability to attract and retain qualified personnel; our ability to identify and successfully consummate future acquisitions; general economic conditions in the United States as well as the economic conditions affecting the industry in which we operate; the amount of sales of our products and services; our current operating losses; and the competitive environment within the industry in which we compete. Such forward-looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms “may,” “will,” “potential,” “opportunity,” “believes,” “expects,” “intends,” “estimates,” “anticipates” or “plans” to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company’s reports and registration statements filed with the SEC.

Plan of Operation

AMI intends to establish a nationwide subsidiary network and plans to offer physicians the largest selection of competitively priced brand-name durable medical equipment (“DME”), and urodynamic diagnostic and treatment products. We are seeking to take advantage of projected growth and evolving economies of scale arising from consolidation in the procedure specific DME and services segments of the orthopedic, podiatric, and urological physician care markets in the United States.

We intend to offer extensive product offerings, including postoperative pain management products, orthopedic devices, a full range of soft goods and functional knee braces, uro-dynamic devices and disposables. Our products and services are expected to offer solutions to create overall practice management efficiencies for health care providers.

Our business strategy revolves around acquiring local DME companies with sales of between $1 million and $10 million per annum in the markets of orthopedics, podiatry, and urology. We will then consolidate them and build a single source provider of DME and incontinence treatment products. Our successful growth is predicated on our ability to acquire these existing companies in a “roll-up” and take advantage of economies of scale, resulting from our increase in size, to:

Back to Contents

a) add on new acquisitions

b) secure purchasing efficiencies

c) contract for innovative new products, and

d) implement management and operational efficiencies.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

Revenue is recognized at the time we submit invoices for services and related products that are provided to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, and Medicare.

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable at their net realizable value. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review.

Management performs periodic analyses to evaluate accounts receivable balances to ensure that recorded amounts reflect estimated net realizable value. Specifically, management considers historical realization data, accounts receivable aging trends, other operating trends, the extent of contracted business and business combinations. Also considered are relevant business conditions such as governmental and managed care payor claims processing procedures and system changes.

Back to Contents

Stock based Compensation Expense

The Company adopted SFAS No. 123R, "Share-Based Payments" in the first quarter of fiscal 2006. Under the requirements of SFAS No. 123R, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period of the award. The Company recognizes stock option expense using the straight-line attribution method under SFAS No. 123R. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options. Option valuation models require the input of assumptions, including the expected life of stock options, the expected stock price volatility, the risk-free interest rate, and the expected dividend yield. The expected volatility and expected life are based on our limited operating experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected dividend yield was not considered in the option pricing formula as we do not pay dividends and have no current plans to do so in the future. We will update these assumptions if changes are warranted.

Results of Operations

For the period ended September 30, 2006

On August 31, 2006, we executed a plan of reorganization that was accounted for as a reverse merger. Accordingly, the historical financial information of Snow & Sail Sports Inc., the acquired entity, is not included in this report.

Revenues. As noted previously, we are seeking acquisitions to establish a nationwide subsidiary network and plan to offer physicians the largest selection of competitively priced brand-name DME, and urodynamic diagnostic and treatment products. As such, we have not yet generated revenues from continuing operations during the period ended September 30, 2006.

Operating expenses. We have incurred operating expenses of $194,166, for the period ended September 30, 2006, including $13,580 in compensation expense related to share based payment awards. Other operating expenses are comprised primarily of wages, rent, insurance and professional fees.

Interest expense. Interest expense totaled $2,253 through September 30, 2006, and was related to the Bridge Offering Promissory Notes.

Provision for income taxes. The Company had no income tax provision for the period ended September 30, 2006. No tax benefit has been provided due to the uncertainty in the utilization of the losses incurred. Net operating losses may be carried forward for up to 20 years.

Net loss. Net loss for the period ended September 30, 2006 was $196,419 or ($.01) per share, reflecting the effects of our reorganization and recapitalization on August 31, 2006.

Back to Contents

Financial Condition, Liquidity and Capital Resources

The Company had cash of $135,917, no restricted cash and a working capital deficit of $148,148 at September 30, 2006. The working capital deficit reflects the effects of bridge financing and accrued expenses in the period.

Net cash used in operating activities was $81,060 for the period ended September 30, 2006, primarily attributable to the net loss adjusted for noncash expenses (stock based compensation expense of $13,580 and depreciation of $2,208), an increase in accounts payable and accrued expenses of $112,483, an increase in prepaid expenses of $4,019, and an increase in deposits of $8,893.

Net cash used in investing activities was $55,289 representing capital expenditures.

Net cash provided by financing activities was $272,266, representing proceeds from bridge financing and capital contributions.

In October 2006, the Company completed a $673,000 bridge loan (the “Bridge Loan”) from 15 investors. The Bridge Loan includes a $200,000 loan from one investor in September 2006. The loan is evidenced by 10% subordinated promissory notes due the earlier of 12 months from the date of issuance or upon the completion of any $1 million financing by the Company. For every dollar loaned to the Company, each investor received two shares of the Company’s common stock, or an aggregate of 1,346,000 shares of common stock for loans of $673,000.

In addition we need additional capital to cover ongoing operating expenses. We estimate that we may require up to $80,000 per month through the end of 2006. These factors raise substantial doubt about our ability to execute our business plan. The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the acquisition of operating businesses. In particular, the Company expects to raise capital or seek additional financing. While there can be no assurance that such raising of capital or seeking of additional financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms.

If we are to fully implement our business plan, we anticipate that our use of cash will be substantial for the foreseeable future, and will exceed our cash flow from operations during the next 12 months and thereafter, absent a significant increase in sales. To fully implement our business plan, over the next 12 months we anticipate that we will require investment capital for completing acquisitions we have identified. While we expect to raise capital or seek additional financing, there can be no assurance that such raising of capital or seeking of additional financing would be available in amounts and on terms acceptable to us, management believes that such financing would likely be available on acceptable terms. Unless the identified acquisitions are completed over the next 12 months, we will not have significant working capital to hire additional employees, market or otherwise pursue our business plan.

Item 3.	Controls and Procedures.

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an investigation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Back to Contents

     There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

     In the ordinary course of business, the Company may be involved in legal proceedings from time to time. As of the date of this quarterly report on Form 10-QSB, we are not a party to any legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

     Except as set forth herein, all issuances of restricted securities by the Company during the three-month period ended September 30, 2006, were previously reported on Form 8-K.

During the period ended September 30, 2006, the Company issued a total of 2,500,000 stock options valued at $162,956, including 1,250,000 options to each of Edwin A. Reilly, its sole officer, and Robert G. Coffill, Jr., its sole director. The options expire 10 years from the date of issuance and have an exercise price of $.06 per share. One –twelfth of the options shall vest and be exercisable on the last day of each month over a 12 month period starting with September 30, 2006, subject to acceleration in the event of a Material Transaction (as defined in the 2006 Plan).

     The offering and sale of the shares referenced above, were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof as a transaction not involving any public offering. We reached this determination based upon the following: (i) representation to the effect that each of the purchasers was an “accredited investor” and had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of an investment in the shares of common stock, each acquired the shares for his own account, and each had access to information regarding us; (ii) the certificates representing the shares bear a restrictive legend permitting transfer only upon the registration of the shares or pursuant to an exemption from such registration requirements; and (iii) the offering and sale of the shares was not done by any form of general solicitation or general advertising.

Back to Contents

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

     On August 31, 2006, the holders of at least a majority in interest of the shares of common stock of the Company took action by written consent in lieu of a meeting to adopt the Company’s 2006 Employee Stock Incentive Plan, authorizing the issuance of up to 5 million shares upon exercise of stock options, stock appreciation rights and/or restricted stock awards.

Item 5.	Other Information.

     None.

Item 6.	Exhibits.

     Exhibits.

     Set forth below is a list of the exhibits to this quarterly report on Form 10-QSB.

Exhibit Number	Description

10.1	Reorganization Agreement, dated as of August 31, 2006, (incorporated by reference to Exhibit 2.1 of our current report on form 8-K filed on September 7, 2006).

10.2	2006 Employee Stock Incentive Plan

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Contents

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2006	Andover Medical, Inc.
	By:	/s/ Edwin Reilly

Edwin Reilly, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Back to Contents

Andover Medical, Inc.

Quarterly Report on Form 10-QSB
Quarter Ended September 30, 2006

EXHIBIT INDEX

Exhibit Number	Description

10.1	Reorganization Agreement, dated as of August 31, 2006, (incorporated by reference to Exhibit 2.1 of our current report on form 8-K filed on September 7, 2006).

10.2	2006 Employee Stock Incentive Plan

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.