Form 10KSB
period 2006-12-31
Andover Medical, Inc.
filed 2007-03-30
CIK 1339256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

☒        Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

Commission file number: 333-128526

ANDOVER MEDICAL, INC.

(Name of small business issuer in its charter)

Delaware	51-0459931
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

510 Turnpike Street, Ste. 204, N. Andover, MA 01845	(978) 557-1001
(Address of principal executive offices)	(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes:  ☐  No:  ☒

State issuer’s revenues for its most recent fiscal year ended December 31, 2006 : None.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity,as of a specified date within the past 60 days.. As of  March 22, 2007 the aggregate market value of the common stock held by non-affiliates at the closing price of the registrant’s common stock was approximately: $11,112,010

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of March 19, 2007, there were a total of 24,556,000 shares of the registrant’s common stock, par value $.001 per share, outstanding and no other classes of common stock.

Transitional Small Business Disclosure Format (Check One):   Yes:  ☐    No:  ☒

Documents Incorporated By Reference: None

PART I

Item 1.                    Description of Business.

Business Development

On August 31, 2006, Andover Medical, Inc. (the “Company”), formerly known as Snow & Sail Sports, Inc., entered into a reorganization agreement (the “Reorganization Agreement”) pursuant to which the Company spun off its existing business, replaced its management and changed its corporate name and business (the “Transaction”).  The following steps were taken in connection with the Transaction:

•                  the Company effected a 28.5-for-1 forward stock split whereby 460,000 pre-forward split registered shares of its common stock (“Common Stock”) held by approximately 42 non-affiliates (the “Non-Affiliates”) of the Company were converted into 13,110,000 post-forward split registered shares (the “Post-Forward Split Registered Shares”);

•                  all of the Company’s issued and outstanding shares of registered and restricted Common Stock (other than the Post-Forward Split Registered Shares) were cancelled;

•                  in exchange for $10 and other valuable consideration, pursuant to the Reorganization Agreement, the Company issued an aggregate of 10,000,000 restricted shares of its Common Stock in connection with the Transaction to management and certain affiliates.  As part of the Reorganization Agreement, the principals of Andover Management Services, Inc. (“AMSI”) transferred to the Company all right, title and interest in the  business of AMSI, including, but not limited to, letters of intent for acquisitions, an office lease, office furniture and cash.

•                  Paul F. Tetreault and John P. Greeley, representing all of the former officers and directors of the Company prior to the Transaction, resigned and were replaced by Edwin A. Reilly and Robert G. Coffill, Jr.;  Mr. Reilly was appointed the President, Chief Operating Officer, acting Chief Financial Officer, and Secretary of the Company, and Mr. Coffill was elected to serve, at that time, as its sole director;

•                  the Company’s former business (including all of its assets and liabilities), which involved providing one-day ski trips within the New England area, was spun off prior to the Transaction to former management;

•                  the Company issued an aggregate of 2,500,000 incentive stock options to purchase an equivalent number of shares of its restricted Common Stock to the Company’s then sole officer: Edwin A. Reilly (1,250,000) and its then and sole director Robert G. Coffill, Jr. (1,250,000); and

•                  the Company changed its name from Snow & Sail Sports, Inc. to Andover Medical, Inc.

Our Company

Andover Medical, Inc. referred to herein as “we,” “our,” “us,” “registrant,” “our Company,” “the Company,” “Company,” or “AMI” is a publicly traded company (OTCBB:ADOV) that is engaged in the business of distributing procedure specific durable medical equipment (“DME”) and services segments of the orthopedic, podiatric, and urological physician care markets in the United States.  DME is a specific type of medical equipment prescribed by physicians for home use that provides therapeutic benefits or helps patients perform tasks they would otherwise not be able to accomplish.  The Company intends to establish a nationwide distribution network and plans to offer physicians the largest selection of competitively priced brand-name DME, and urodynamic diagnostic and treatment products.

Orthopedics, urology and podiatry are among the fastest growing segments in healthcare the utilize DME products and services. The “graying” of the population and the increase in the active physical lifestyle of seniors, among other factors, play key roles in this growth.  These DME products are most significantly used by baby boomers and seniors age 65 and over. According to the U.S. Department of Health and Human Services this senior demographic, which is expanding rapidly both in size and in its need for services, has been increasing from approximately 35 million people in 2000, to an estimated 40.2 million by 2010, and eventually to an estimated 71 million people by 2030, representing approximately 20 percent of the U.S. population.

The business strategy of AMI revolves around acquiring local DME companies with sales of between $1 million and $10 million per annum in the markets of orthopedics, podiatry, and urology.  We will then consolidate them and build a single source provider of DME and incontinence treatment products. Although AMI has signed four letters of intent and is in negotiations to acquire each potential target company, it will not commence commercial operations until it completes its first acquisition. Successful growth of AMI is predicated on its ability to acquire these already existing companies in a “roll-up” and take advantage of the Company’s larger scale to:

a) add on new acquisitions;

b) secure purchasing efficiencies;

c) contract for innovative new products; and

d) implement management and operational efficiencies.

AMI believes the distribution channel for these healthcare segments is currently fragmented and inefficient, and that operating as a local independent distributor is difficult today for various reasons, including the following:

(a)             small independent operations have a difficult time trying to gain access to innovative (high margin) products for distribution;

(b)            negotiations for products to reduce the cost of goods sold is very limited; therefore, margin enhancement is difficult;

(c)             back office expenses are spread over a very limited revenue base; and

(d)            little opportunity exists for a viable exit strategy.

AMI intends to offer extensive product offerings, including postoperative pain management products, orthopedic devices, a full range of soft goods and functional knee braces, and uro-dynamic devices and disposables.  The Company’s products and services are expected to offer solutions to create overall practice management efficiencies for health care providers.

AMI has identified companies that target certain procedures such as post surgical care for Anterior Cruciate Ligament (ACL) Surgery, and knee/hip replacement.  These companies offer a comprehensive array of products to aid in the recovery for a particular procedure.  This provides the physician with a single source solution to his/her postoperative needs.

AMI intends to establish a unified nationwide distribution network by acquiring and consolidating in a roll-up, healthcare companies that offer physicians both a convenient and administratively efficient way to offer patients a large selection of competitively priced, brand-name, DMEs and urodynamic diagnostic and treatment products.  AMI intends to provide an attractive option for the physician customer base.  These products, delivered at point of service outlets such as physicians offices, clinics/hospitals, nursing facilities, patients homes, and retail outlets, are often prescribed by physicians and physical therapists and qualify for third party reimbursement from insurance companies, Medicare, Medicaid, etc..

Our medical products and services consolidation model mirrors trends already taking place in many industries. Currently there are several public companies that have concentrated on consolidating different segments of the DME market:

•                 Respiratory care— Lincare, Apria

•                 Orthotics and Prosthetics (O&P) — Hanger Orthopedic Group

•                 Manufacturing of bracing and orthopedic soft goods— DJ Orthopedics, OSSUR, Orthofix

One of the services AMI will provide for physicians is the stock and bill method of inventory control and payment, eliminating the need to have patients referred to a separate orthopedics and prosthetics facility to purchase DME products prescribed by the physician.  Under such an arrangement, AMI will handle inventory control and billing, while the physicians’ practices derive the benefits of having products available on site with little administrative involvement. In addition, AMI will offer products directly to the physicians and patients.

Acquisition Strategy

AMI intends to use a portion of the net proceeds of its private placement which commenced in December 2006 (the “Offering”) to fund its acquisition of three operating companies, although we will require additional funds beyond the Offering to complete all four acquisitions.  We intend to acquire these companies, in part, for equity as an incentive to participate in our roll-up.

The Company’s specific focus in orthopedic, podiatric and urology markets is DME, prescribed by physicians in each of these three disciplines.  Our strategy is to acquire and consolidate healthcare companies in the fragmented distribution channel for orthopedics, podiatric and urology supplies and services, and become a dominant provider in these marketplaces by providing a comprehensive program to dispense DME.

Current Acquisition Targets

Currently, AMI has letters of intent to acquire three  privately held orthopedic supply companies:  Rainier Surgical, Inc., Ortho-Medical Products, Inc. and Advanced Technology of Kentucky, Inc.  In addition, AMI has a letter of intent with a urodynamic diagnostic supply company — SRS Medical Systems, Inc.

Rainier Surgical, Inc.

Rainier Surgical, Inc. headquartered in Auburn, WA, specializes in the sales, service, distribution, and marketing of orthopedic DME.  Established in 1991, Rainier Surgical is the largest  stock and bill provider of orthopedic DME in the state of Washington.  Currently, Rainier Surgical has more than 45 trained and experienced staff members.  Through its stock and bill program, Rainier Surgical successfully minimizes the overhead cost and expense physicians, clinics, hospitals, and surgery centers incur when prescribing and distributing orthopedic DME products to their patients.

Rainier Surgical’s stock and bill program provides physician clinics with a simple and cost-effective method to providing patients with the finest and largest selection of orthopedic DME.  The stock and bill program allows Rainier Surgical to act as a liaison between physician clinics and multiple orthopedic DME manufactures.  Working directly with physician clinics, Rainier Surgical’s relationship with multiple orthopedic DME manufactures enables Rainier Surgical to provide a large vendor neutral selection of orthopedic DME to clinics and patients.  By ordering and stocking DME equipment at the clinic’s request, Rainier Surgical eliminates the clinic’s DME product expense.  Rainier works with all major insurance carriers and HMO organizations to provide third-party billing services for contracted physician clinics.

Successful third-party billing is vital in executing stock and bill programs.  Rainier Surgical’s long-standing relationship with insurance carriers and HMO organizations facilitates smooth and effective billing services for prescribed orthopedic DME. Rainier has over 50 contracts with all the major insurance company’s in Washington.  After ordering and stocking prescribed orthopedic DME for contracted clinics, Rainier Surgical’s billing department files HCFA 1500 claim forms to appropriate insurance companies.  Payment on the filed claim is then sent to Rainier Surgical.  If a co-payment is necessary, Rainier Surgical bills patients for the determined co-payment amount.  In order to offer the best service and coverage to patients, Rainier Surgical focuses on providing the lowest out-of-pocket expense to patients and the most competitive pricing to insurance carriers.

Rainier Surgical’s stock and bill program shifts the expense and overhead costs of billing and receivables away from the medical practitioner while providing the patient and the physician with superior orthopedic DME product offerings. The total revenue from insurance payers is 70 percent private, 25 percent Medicare and Medicaid, and 5 percent to other payers.  Currently, Rainier Surgical has secured over 120 stock and bill accounts in the Pacific Northwest.  Through their extensive distribution network, diverse product offering, expertise in products, insurance billing and inventory management, Rainier Surgical services more than 300 health care providers in acute-care hospital, clinics, and physician offices in Washington, Oregon, and Northern Idaho.

Ortho-Medical Products, Inc.

On March 20, 2007, the Company entered into a definitive merger agreement to acquire 100% of the outstanding capital stock of Ortho-Medical Products, Inc., a full-service company specializing in procedure specific orthopedic durable medical equipment (DME), respiratory equipment, and orthotics and prosthetics (O&P).  Founded in 1982, Ortho-Medical Products focuses on servicing the needs of patients in the Tri-State Region; explicitly the five boroughs of New York City, Nassau, Suffolk, and Westchester Counties, Northern New Jersey, Upper New York State, and the State of Connecticut.  With four locations, three in New York and one in Connecticut, Ortho-Medical Products has approximately 30 employees who work to make this network available to Case Managers, Preferred Provider Organizations and Health Maintenance Organizations.  Ortho-Medical Products has contracted with approximately 50 health insurance payers, plus Medicare and Medicaid.  Of Ortho-Medical Products’ total revenue, private insurance accounts for 69 percent, Medicare & Medicaid account for 23 percent, and other payers account for 8 percent.  Focusing on quality care and service, Ortho-Medical Products has secured over 800 accounts that service more than 5,000 Tri-State Region patients.

Within Ortho-Medical Products, the custom orthotics and prosthetics product line has seen substantial growth.  Ortho-Medical Products distributes customized and prefabricated O&P products.  Presently, O&P sales are split, 50 percent prefabricated and 50 percent sophisticated custom orthotics.  When compared to prefabricated O&P devices, Ortho-Medical Products’ customized orthotics provides greater support for patient’s compromised joints, weak muscles, and other medical conditions.  Presently, Ortho-Medical’s O&P product line generates the greatest portion of sales revenue, 60 percent.  Of Ortho-Medical’s additional product lines, general Durable Medical Equipment comprises 22 percent; respiratory equipment comprises 10 percent, and rehabilitation equipment (primarily cold therapy products to expedite post surgery recovery) comprises the remaining 8 percent of total sales revenue..

The aggregate purchase price to be paid is $2,500,000, subject to post-closing adjustments and an escrow, consisting of $500,000 in cash and $2.0 million in value of the company’s Common Stock, based on the 10 day average prior to closing, subject to a floor and a ceiling.  Existing Ortho-Medical Products management will continue post closing in accordance with certain employment or consulting agreements to be executed at closing. The final closing will take place as soon as the independent registered public accounting firm completes the audit of Ortho-medical Products’ 2005 and 2006 financial statements.  This is expected to occur in early April.

Advance Technology of Kentucky Inc.

Headquartered in Lousiville, Kentucky, Advanced Technology of Kentucky, Inc. (“ATI”) specializes in the sales, service, distribution, and marketing of orthopedic durable medical equipment in the State of Ohio and Northern Kentucky.  Founded in 1992, ATI services the durable medical equipment needs of patients and physicians in the Cincinnati/Northern Kentucky

Metropolitan area.  Advanced Technology employs 25 workers in their 4 office locations.  Currently, Advanced Technology has contracted with more than 50 health insurance companies and also accepts Medicare and Medicaid claims.  The bulk of ATI’s revenue stream is derived from their Stock and Bill reimbursement program.

Efficient billing department management enables ATI to successfully act as a liaison between medical providers and insurance companies.  Traditionally DME billing and distribution is extremely costly for insurance companies, physicians, clinics, hospitals, and surgery centers.  With the implementation of ATI’s cost-effective Stock and Bill reimbursement program, providers and insurers benefit from diminishing overhead billing and distribution expenses.    Contracted with numerous DME vendors, ATI supplies physician clinics with a large and diverse selection of orthopedic durable medical equipment.  At the request of each clinic, AMI stocks necessary orthopedic DME materials and manages all billing processes between the clinics and insurance payers.  ATI’s well-established relationship with all major insurance companies and HMO organizations facilitates smooth and efficient billing services for contracted medical providers.

SRS Medical Systems, Inc

Headquartered in Billerica, Massachusetts.  SRS Medical manufactures proprietary non-invasive medical devices for the diagnosis and conservative treatment of incontinence, a condition that affects the quality of life of over 30,000,000 adults worldwide, most of whom are women. SRS Medical serves physicians and patients throughout the world with facilities on both the West Coast and East Coast.

We primarily use the stock acquisition approach (rather than a merger or asset purchase) in furthering AMI’s roll-up strategy.  Our economic model for negotiations is for the Company to pay approximately 50% of the total purchase price for each proposed acquisition in cash and the remaining balance through the issuance of shares of its Common Stock and promissory notes.

The Company is seeking to acquire full-service companies specializing in procedure specific orthopedic durable medical equipment, orthopedic devices, compression therapy, cold therapy, a full range of soft goods and functional knee braces, respiratory equipment, orthotics and prosthetics and postoperative pain management products.

Strategic Stages of AMI’s Development

The following represents the likely stages of AMI’s development over the next 12 to 24 months based on current conditions and assumptions:

Strategic Vision For Building Enterprise Value

Phase 1: Initial Acquisition.  Acquire platform to support initial acquisitions and begin to acquire small local DME companies or suppliers to create foothold in different geographic markets with an increasing variety of product offerings.

Phase 2: Expansion with Acquisitions. Additional acquisitions that enhance revenue stream and are strategic in nature. Concentrate on synergies between acquired businesses, such as obtaining exclusive product rights that can be channeled into expanding distribution network and demonstrate increased economies of scale.

Phase 3: National Brand Recognition. Roll-out strategy that transforms local market companies in combination with unique products into a nationally recognized and identified DME brand.  This, in turn, is expected to trigger: a size premium; recurring diversified revenue premium strong organic growth and a premium, high quality, high margin customer base.

An integration strategy that mirrors activities in physician practices.

The increasing evolution of managed care has forced economic efficiencies on physician practices, while attempting to limit reimbursement for services. There is a nationwide trend toward practice consolidation with out-sourcing of costly and unnecessary administrative support. The broader the range of products supplied by DME companies, the more attractive they are to physician practices seeking to deal with a limited number of suppliers. The stock and bill option advocated by AMI supplies practices with needed orthopedics, podiatry and urology products, while eliminating the need for patient referrals to DME vendor facilities. In the end, physician practice customers benefit from out-sourced billing and inventory control management functions.

Growth of targeted markets served by physician specialties.

The orthopedics, podiatry and urology specialties- unlike family practice, pediatrics, internal medicine, and primary care are growing because of the expanding need for services by the baby boomer population. As patients live longer, they require increased prescription of DME devices for treating injuries and medical conditions. These factors account for the anticipated growth in the size of the patient market for DME products and the need for their increased frequency of prescription for them.

According to Frost and Sullivan the U.S. DME orthopedic product market is estimated to be a $1.02 billion dollar industry. The American Academy of Orthopedic Surgeons (AAOS) estimates that it is probable that 10 percent of all patients seen by the 2,700 orthopedic clinics require the prescription of DME products. Approximately one-third of these clinics utilize the stock and bill model for DME products, which offers the potential for excellent market expansion into these clinics by AMI.

The Foot and Health Foundation of America states that foot disease is the most common complication of diabetes leading to hospitalization. Podiatry DME products have high usage among diabetics, which now account for about 15.7 million people nationwide. According to the World Health Organization, in 2005 there was an estimated 20.8 million people in the United States with diabetes. The Center for Disease Control (CDC) predicts that one in three Americans born in 2000 will develop diabetes during his or her lifetime.

The AAOS estimates that one in six Americans experience foot problems at any one time and 36 percent seek medical attention. According to the American Podiatric Medical Association - podiatry is a $16 billion industry and is served by 14,000 podiatrists, whose numbers are increasing at a rate in excess of ten percent per year.

According to the Bridgeport Hospital in Connecticut, DME urology and incontinence products represent an expanding market segment. Urinary incontinence, or loss of bladder control, affects more than 13 million Americans, of which an estimated 86 percent are women. The DME incontinence product market is expected to grow rapidly based both on the size of the senior population and its desire for a better quality of life. Incontinence is routinely treated by physicians in three sub-specialties: urogynecologists, urologists, and gynecologists - representing three potential target markets for AMI.

AMI’s financial positioning offers an excellent exit opportunity for emergent DME companies and product companies.

While consolidation in a market such as DME provides opportunities for acquisition, it also reduces the attractiveness of the value proposition for DME distributors and suppliers. Many emergent DME companies do not have the available capital sufficient to promote their products, nor the distribution channel to sell them.  As a public company, AMI expects to be able to negotiate innovative arrangements with companies that require AMI’s expertise and market leverage for survival.

Seven Determinants of Business Success For AMI

The ability to execute the following tasks as AMI matures is probably the most significant determinants in the Company’s ability to grow and prosper:

1.  Acquire companies in numbers that reach critical mass to achieve economies of scale and branding opportunities;

2.  Develop scalable physician customer base in the orthopedic, podiatric and urology specialties based on achievement of a competitive value proposition in the marketplace for DME products;

3.  Negotiate exclusivity with respect to innovative or already branded products that distinguishes AMI from its competitors;

4.  Enjoy price advantages over competitors based on either AMI’s size or its competitive position in particular markets;

5.  Maintain stable pricing and margins for DME products during the next several years with the ability to compete if restrictive pricing and limited source contracts become prevalent for DME under Medicare;

6.  Have sufficient market share or unique products to enable negotiation with managed health insurers as they, follow Medicare’s lead, and consolidate the number of DME suppliers with whom they will do business; and

7.  Obtain sufficient working capital to avoid the cyclical fluctuations in the volume of DME business.

Our Market

Our market is focused upon durable medical equipment, or DME, prescribed by orthopedic physicians, podiatrists and urologists, and incontinence treatment solutions.  In 2002 there were almost 1,000 stock and bill programs established nationwide. According to Frost and Sullivan, over the past few years these stock and bill programs have had an increase in popularity given a few of the following developments:

•                  More outpatient arthroscopic and other orthopedic surgeries performed in facilities which traditionally did not carry significant brace and soft goods inventories;

•                  Clinics are able to support a wider range of products from multiple manufacturers without additional effort; and

•                  Tighter reimbursement under managed care for services rendered at orthopedic clinics encourages physicians and administrators to look to other possible sources of revenue

Orthopedic Market Channel

According to the AAOS there are over 2,700 orthopedic clinics in the United States, and on average each of these clinics has seven doctors practicing in it. According to Frost and Sullivan, approximately one in every seven Americans has a musculoskeletal impairment of some kind, which translates to nearly 28.6 million Americans that sustain musculoskeletal injuries annually. These injuries are estimated to cost the United States 215 billion dollars each year.

Based on research from Frost and Sullivan, in 2002 the orthopedic braces and supports market generated approximately $1.02 billion dollars in revenue, and it is forecasted to grow to $1.18 billion dollars by 2009.

The AAOS’s February 2003 Bulletin suggests that the distribution of orthopedic surgeons across the U.S. can be broken down into nine major census divisions. Four regions, each of which includes a very populous state or states (California, Florida, Texas, New York, Colorado), dominate the total share of orthopedic surgeons.

Podiatric Market

The AAOS suggests that one in every six people in the U.S. have foot problems at any given time, and thirty-six percent of these people regard their foot problems as serious enough to warrant medical attention The American Podiatrist Medical Association (APMA) estimates that more than 75 percent of Americans will experience foot problems of varying degrees of seriousness at one time in their lives. Those who finally seek help will turn to a doctor of podiatric medicine, of which there are about 14,000 practicing in the U.S. From a current podiatric medicine study done by Oglethorpe University, in Atlanta, there is one podiatrist for every 23,000 people in the U.S.

At present, the APMA estimates that 19 percent of the U.S. population experiences more than one foot problem a year. This translates into an approximate $16 billion industry.  According to the AAOS the cost of foot surgery to correct foot problems from tight-fitting shoes alone is $2 billion a year. If time off from work for the surgery and recovery is included, the cost is $3.5 billion.

A study conducted by the AAOS found that:

•                  Nine out of 10 women are wearing shoes that are too small for their feet

•                  Eight out of 10 women say their shoes are painful

•                  More than seven out of 10 women have developed a bunion, hammertoe, or other painful foot deformity, which will eventually require a surgical procedure

•                  Women are nine times more likely to develop a foot problem because of improper fitting shoes than a man, and

•                  Nine out of 10 women’s foot deformities can be attributed to tight shoes

Podiatric surgical procedures often involve DME including at least two or all of the following: walker boot, pain pump, splints, crutches and cryotherapy (a device that can produce both heat and cold therapy).

Other Podiatric DME Opportunities

AMI believes that the market opportunity relating to non-surgical podiatric patients will be just as large, if not larger than the outpatient surgical opportunity.  Currently, most businesses in the footcare field target individuals 50 years and older. This is an important and rapidly growing demographic group. As the Baby Boom generation continues to age, the market for products and services aimed at older people will explode. According to the U.S. Department of Health and Human Services in 2002, people 65 years or older numbered 35.6 million, or 12 percent of the population. By 2010, that total will reach an estimated 40.2 million, an increase of almost 13 percent. By 2030, there will be about 71.5 million Americans age 65 or older, more than twice their number in 2000, and that age group will make up 20 percent of the population.  AMI’s products also benefit individuals beyond the older market segment, including children, young adults and diabetics.

The Urology Market

According to the Bridgeport Hospital urinary incontinence, or loss of bladder control, affects more than 13 million Americans, most of whom are women (Bridgeport Hospital). Incidence rates in other industrialized countries are similar. Based on a study done by the University of Florence the worldwide market for incontinence-related medical devices exceeds $2 billion annually and is growing rapidly. In the U.S., Japan and parts of Europe, market growth is being driven by aging populations and their demands for better options to enhance their quality of life.

One of the Company’s proposed acquisitions has acquired and developed a number of innovative devices and now possesses the industry’s most comprehensive product line for conservative continence care. Products were developed by leading industry experts and are protected by numerous patents. Regional sales efforts have resulted in increased revenues and the target company is now in the process of expanding its distribution channel nationally; this is expected to be accomplished either via strategic partnership with a larger manufacturer of similar products or by using a network of independent specialists. U.S. sales efforts will target physician specialties that commonly treat female urinary incontinence, specifically urologists (10,000), and gynecologists (47,800). The target company’s management team possesses extensive experience in the urology/gynecology market and in medical device manufacturing and its operations are profitable even at present revenue levels.

Diabetic Opportunity

According to the Foot and Health Foundation of America there are 15.7 million diabetics in the U.S., representing 5.9 percent of the population.  There are 798,000 new cases of diabetes diagnosed each year.  Each day approximately 2,200 people are diagnosed with diabetes.  Diabetics often have major problems with their feet that can be prevented with proper foot care, orthotics and/or shoes.  The total annual cost for treatment of diabetes is more than $1.1 billion dollars.  This cost does not include surgeon’s fees, rehabilitation costs, prostheses, time lost from work, and disability payments. Diabetes contributes to many health related complications such as: ulcers, amputation, heart disease, stroke, kidney disease, blindness, and foot disease.  Foot disease is the most common complication of diabetes leading to hospitalization.  Medicare and most third party payers provide coverage for walker boots and therapeutic footwear such as depth inlay shoes, custom-molded shoes, and shoe inserts for people with diabetes who qualify under Medicare.

Competition

The non-operative orthopedic, podiatry and urology markets are highly competitive and fragmented. Our competitors include several large, diversified orthopedic companies and numerous smaller niche companies in the orthopedic and podiatry markets. Some of our competitors are part of corporate groups that have significantly greater financial, marketing and other resources than we do. Many of our vendors and competitors are manufacturers and suppliers of orthopedic products, such as DJO Incorporated (formerly known as DJ Orthopedics, Inc.), Bledsoe Medical Technology, Inc., Innovation Sports Incorporated, Biomet, Inc., DeRoyal Industries, EPI Medical Systems, Inc. (a subsidiary of BioMet, Inc.) and Royce Medical Co., and urology products such as ACMI Corporation (the Urology & Gynecology division of Gyrus Group, PLC), Laborie Medical Technologies International, Life-Tech, Inc. and Hollister Incorporated.

Governmental Regulation

Third-Party Reimbursement

Our products generally are prescribed by physicians and are eligible for third-party reimbursement. An important consideration for our business is whether third-party payment amounts will be adequate, as this is a factor in our customers’ selection of our products. We believe that third-party payors will continue to focus on measures to contain or reduce their costs through managed care and other efforts. Medicare policies are important to our business because third-party payors often model their policies after the Medicare program’s coverage and reimbursement policies.

Healthcare reform legislation in the Medicare area has focused on containing healthcare spending.  On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Medicare Modernization Act, was enacted, which provides for revisions to payment methodologies and other standards for items of durable medical equipment and orthotic devices under the Medicare program. As a result, beginning in 2004 and continuing through 2008, the reimbursement amounts for orthotic devices will increase on an annual basis. In 2007, a competitive bidding program will be phased in to replace the existing fee schedule payment methodology. Supplier quality standards are to be established which will be applied by independent accreditation organizations and clinical conditions for payment will be established for certain products.

In recent years, efforts to control Medicare costs have included the heightened scrutiny of reimbursement codes and payment methodologies. Under Medicare, certain devices used by outpatients are classified using reimbursement codes, which in turn form the basis for each device’s Medicare payment levels. Changes to the reimbursement codes describing our products can result in reduced payment levels or a reduction in the breadth of products for which reimbursement can be sought under recognized codes.

On February 11, 2003, the Centers for Medicare and Medicaid Services, or CMS, made effective an interim final regulation implementing “inherent reasonableness” authority, which allows the agency and contractors to adjust payment amounts by up to 15% per year for certain items and services when the existing payment amount is determined to be grossly excessive or grossly deficient. CMS may make a larger adjustment each year if it undertakes proscribed procedures. The regulation remains in effect after the Medicare Modernization Act, although the use of inherent reasonableness authority is precluded for devices provided under competitive bidding. We do not know what impact inherent reasonableness and competitive bidding would have on us or the reimbursement for our product sales.

In addition to changes in reimbursement codes and payment methodologies, the movement toward healthcare reform and managed care may continue to result in downward pressure on product pricing.

Fraud and Abuse

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws (commonly known as “Stark” laws). Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs and TRICARE (the U.S. Military

Health System). We believe that our operations are, and those of our proposed acquisitions will need to be in material compliance with these laws. However, because of the breadth of these laws, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these laws. In addition, there can be no assurance that the occurrence of one or more violations of these laws or regulations would not result in a material adverse effect on our financial condition and results of operations.

Certain provisions of the Social Security Act, which are commonly known collectively as the Medicare Fraud and Abuse Statute, prohibit entities from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, waiver of payments, and providing anything at less than its fair market value. The U.S. Department of Health and Human Services, or HHS, has issued regulations, commonly known as “safe harbors,” that set forth certain provisions which, if fully met, will assure healthcare providers and other parties that they will not be in violation of the Medicare Fraud and Abuse Statute. The penalties for violating the Medicare Fraud and Abuse Statute include fines of up to $25,000 per violation and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Many states have adopted prohibitions similar to the Medicare Fraud and Abuse Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not only by the Medicare and Medicaid programs.

Federal physician self-referral legislation prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member has any financial relationship with the entity. These laws also prohibit the entity from receiving the referral from billing any good or service furnished pursuant to an unlawful referral, and any entity collecting any amounts in connection with an unlawful referral is obligated to refund such amounts. An entity that engages in a scheme to circumvent these laws may be fined up to $100,000 for each such arrangement or scheme. The penalties for violating these laws also include civil monetary penalties of up to $15,000 per referral and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Various states have corollary laws, including laws that require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Both the scope and exceptions for such laws vary from state to state.

Under federal and state statutes, submission of claims for payment that are “not provided as claimed” may lead to civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs. These false claims statutes include the Federal False Claims Act, which prohibits the knowing filing of a false claim or the knowing use of false statements to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Suits filed under the False Claims Act can be brought by any individual on behalf of the government and such individuals

(known as “realtors” or, more commonly, as “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Actions under these laws have increased significantly in recent years.

Federal Privacy and Transaction Law and Regulations

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, mandates, among other things, the adoption of standards for the electronic exchange of health information that may require significant and costly changes to current practices. Sanctions for failure to comply with HIPAA include civil and criminal penalties. HHS has released three rules to date mandating the use of new standards with respect to certain healthcare transactions and health information. The first rule requires the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments, and coordination of benefits. The second rule imposes new standards relating to the privacy of individually identifiable health information. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to obtain satisfactory assurances that any employee, consultant, advisor or other third-party of ours to whom such information is disclosed will safeguard the information. The third rule establishes minimum standards for the security of electronic health information.

Governmental Audits

As part of our business structure, our pending acquisitions submit claims and receive payments directly from Medicare, Medicaid programs and private payors.  Thus, as a supplier of medical devices, our operations will be subject to periodic surveys and audits by governmental entities or contractors to assure compliance with Medicare and Medicaid standards and requirements. To maintain our billing privileges, we will be required to comply with certain supplier standards, including, by way of example, licensure and documentation requirements for our claims submissions. From time to time in the ordinary course of business, we, like other healthcare companies, will be audited by, or receive claims documentation requests from, governmental entities, which may identify certain deficiencies based on our alleged failure to comply with applicable supplier standards or other requirements. We will review and assess such audits or reports and attempt to take appropriate corrective action. We also are subject to surveys of our physical location for compliance with supplier standards. The failure to effect corrective action to address identified deficiencies, or to obtain, renew or maintain any of the required regulatory approvals, certifications or licenses could adversely affect our business, results of operations or financial condition and could result in our inability to offer our products and services to patients insured by the programs.

Employees

As of December 31, 2006,  we had three employees: Frank Magliochetti, Chairman of the Board and Chief Executive Officer, Edwin Reilly, President and Chief Operating Officer and an administrative assistant. See Note 8 of the Notes to the Consolidated Financial Statements for a

discussion of Mr. Magliochetti’s resignation and Mr. Reilly’s appointment as Chairman and Chief Executive Officer. We are in the process of hiring additional sales, marketing, financial and operating personnel; most of whom we expect will be employed by our proposed acquisitions.

Results of Operations

RISK FACTORS

An investment in the securities of the Company are speculative, involve a high degree of risk and should only be purchased by persons who can afford to lose their entire investment.  Prospective investors should carefully consider, among other things, the following risk factors relating to the business of the Company prior to making any investment.  These risk factors are summary in nature and are not intended to be exhaustive or set forth all the possible risks and uncertainties that may be associated with purchasing or owning this investment.  You are strongly urged to consult with professional financial advisors, accountants, and lawyers in evaluating this investment and making an independent and informed decision about whether or not to invest your money in the Company.

Risks Related to Our Business

We recently went public and have a limited operating history upon which you can base an investment decision.

The Company’s former business, which involved providing one-day ski trips within the New England area, was spun off prior to the Transaction and replaced by the Company’s current business of providing orthopedic, podiatric and urological supplies and services to physicians and other healthcare providers pursuant to the Reorganization, which only became effective on August 31, 2006. Consequently, the Company has a very limited operating history upon which you can make an investment decision, or upon which we can accurately forecast future sales.  You should, therefore, consider us subject to all of the business risks and uncertainties associated with a new business.  The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the formation and initial operations of a new and unproven business.

Our business strategy depends upon our ability to complete and manage acquisitions of other companies.

Our business strategy is to grow through acquisitions, which depends on our ability to identify, negotiate, complete and integrate suitable acquisitions.  See “Item 1.  Business-Acquisition Strategy.”  Even if we complete acquisitions we may experience:

•                  difficulties in integrating any acquired companies, personnel and products into our existing business;

•                  delays in realizing the benefits of the acquired company or products;

•                  significant demands on the Company’s management, technical, financial and other resources;

•                  diversion of our management’s time and attention to unexpected problems;

•                  higher costs of integration than we anticipated;

•                  unanticipated liabilities; and/or

•                  difficulties in retaining key employees of the acquired businesses who are necessary to manage these acquisitions.

We have no assurance that our proposed acquisitions will be completed.

Our business strategy is to expand our operations through strategic acquisitions.  We are currently engaged in acquiring certain orthopedic, podiatric, and urology related service entities.  While we have entered into one definitive purchase agreement and three letters of intent to acquire four operating companies and related entities, there is no assurance any of these pending acquisitions will be completed for any number of reasons.  These reasons include, but are not limited to, our ability to obtain funding in excess of the Offering; complete the necessary due diligence, to our satisfaction; agree on all material terms of definitive purchase agreements; obtain audited financial statements consistent with the unaudited financial statements, or otherwise consummate the acquisition of any or all of any or such entities. If we are unable to complete the acquisition of the pending acquisitions in the orthopedic, podiatric and urology markets we will be unable to achieve our business strategy of becoming a single source of DME in these fields.

We may not be able to manage proposed acquisitions and achieve profitability.

In the event that we are able to complete acquisitions with the proceeds of the Offering, such acquisitions would present numerous challenges to us.  These include the integration of the acquired entities with the operations, technologies and management of the Company and the attendant risks associated with such acquisitions, including possible unanticipated liabilities, unanticipated costs, diversion of management attention and loss of personnel.

We cannot assure you that we will successfully integrate or profitably manage any acquired businesses, that our continued business will achieve sales levels, profitability, efficiencies or synergies that justify the acquisitions, or that the acquisitions will result in increased earnings for us in any future period.  Successful integration of the Company’s operations will depend on, among other things, our ability to attract, hire and retain skilled management and other personnel, none of which can be assured.  To manage growth effectively, we will need to invest in development of enhancements to existing services, implement operational, financial and management information systems, procedures and controls, and integrate our personnel and operations with those of an acquired company.  There can be no assurance that we will be able to manage the combined operations effectively, and failure to do so could have a material adverse effect on the Company’s business, financial condition and/or operating results.

In the case of debt funding, there can be no assurance that we will have sufficient income from operations of such acquired companies to satisfy the debt payments, which may then be adversely affected.

We have only limited working capital and the proceeds of the Offering will not be sufficient, without additional financing, to complete the first three acquisitions contemplated herein.

On February 1, 2007 the Company completed a private financing (the “Offering”) which raised gross proceeds of $4,190,000, with the net proceeds to be used for working capital and acquisitions.  The Company anticipates, however, that based on its current proposed plans and assumptions, it will need approximately $6,700,000 to meet its anticipated capital funding needs for the next 12 months, consisting of $1,500,000 in working capital and $5,200,000 to complete the first three pending acquisitions.  The Company will need to raise approximately $2,510,000 in addition to the Offering to complete the three pending acquisitions discussed herein.  There can be no assurance that the over-subscription option and/or A and B Warrants provided in the Offering will be exercised.  The Company has no binding arrangements with respect to additional financings.  Furthermore, it is not anticipated that existing security holders will provide any of the Company’s future financing requirements. In addition, there can be no assurance that any additional financing will be available to the Company, if so required, on commercially reasonable terms, or at all.  Any inability to obtain additional financing when needed and on acceptable terms could have a material adverse effect upon the Company’s operations, including the possibility of requiring the Company to curtail or cease its operations.

We may be subject to potential litigation claims in connection with the appointment of Frank Magliochetti as the Company’s Chairman of the Board and Chief Executive Officer that could be costly and time consuming and could divert our management and key personnel from business operations.

In connection with the sale of a prior business, Frank Magliochetti, the Company’s former Chairman of the Board and Chief Executive Officer (who served in that capacity from December 20, 2006 until his resignation on March 9, 2007), entered into a non-compete agreement with Otto Bock HealthCare L.P. (“Otto Bock”).  Any litigation claims against the Company concerning that non-compete agreement could be costly and time consuming and could divert our management and key personnel from business operations.  The non-compete agreement provides that Mr. Magliochetti may not engage in any business competitive with the business of Otto Bock for a period of four years.  In February 2007, the Company was advised by the attorneys for Otto Bock that the Company and its CEO, Edwin Reilly, acted in concert with Mr. Magliochetti in breach of his non-compete agreement.  Otto Bock claims, among other things, that the Company plans to compete directly in the market for continuous passive motion products and services and in the market for pain management braces, and is doing business with prohibited customers.  The Company and Messrs. Magliochetti and Reilly deny any and all wrongdoing.  In view of Mr. Magliochetti’s resignation and his non-disclosure of any confidential information prior to such resignation, the Company does not believe this claim has any merit.  Although the Company has not been sued by Otto Bock, and Mr. Magliochetti is attempting to resolve the matter amicably, there can be no assurance that the Company will not be sued by Otto Bock, which could have a material adverse effect on the Company’s proposed operations.

Our financial statements have been prepared assuming that the Company will continue as a going concern.

The accompanying financial statements to this Form 10-KSB have been prepared assuming the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company has not yet generated revenues and is still developing its planned principal operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report for the fiscal year ended December 31, 2006.

We rely heavily on our relationships with orthopedic professionals, agents and distributors for marketing our services and our failure to maintain these relationships could adversely affect our business.

The sales of our services depend significantly on the prescription or recommendation of such services by orthopedic and other healthcare professionals.  Our future success depends on our ability to maintain good relations between such healthcare professions and the management of the companies we intend to acquire.  Our failure to maintain good relationships could have an adverse effect on our business.

We operate in a very competitive business environment.

The non-operative orthopedic and podiatry markets are highly competitive and fragmented. Our competitors include several large, diversified general orthopedic products companies and numerous smaller niche companies. Some of our competitors are included in our vendor base. We may not be able to offer products or services similar to or more desirable than our competitors, or at a price comparable to that of our competitors.  We may be unable to compete if we fail to develop, license or acquire and market new products and new services enhancements.  Many of our competitors have greater financial resources, more widely accepted products, stronger name recognition and larger sales and/or distribution networks than we do.

Our quarterly operating results are subject to substantial fluctuations and you should not rely on them as an indication of our future results.

We do not have an operating history.  Until we are able to complete and integrate our initial acquisitions, which will take at least one year, our quarterly operating results are expected to vary significantly.  Our results will depend upon a combination of factors, many of which are beyond our control. These factors include:

•                  our ability to meet the demand for our services;

•                  our ability to develop, introduce and market new and enhanced products and versions of our services on a timely basis;

•                  the impact of any acquisitions that occur in a quarter;

•                  changes in pricing policies by us and our competitors and reimbursement rates by third-party payors, including government healthcare agencies and private insurers;

•                  demand for our services, which historically has been higher in the fourth quarter when scholastic sports and ski injuries are more frequent;

•                  changes in the treatment practices of orthopedic and podiatry clinics and their allied healthcare professionals; and

•                  the timing of significant orders and shipments.

Accordingly, our quarterly sales and operating results may vary significantly in the future and period-to-period comparisons of our results of operations may not be meaningful and should not be relied upon as indications of future performance. We cannot assure you that our sales will increase or be sustained in future periods or that we will be profitable in any future period.

Our business plan relies on certain assumptions for the market for our services, which, if incorrect, may adversely affect our profitability.

We believe that various demographics and industry specific trends will help drive growth in the rehabilitation markets, including:

•                  a growing elderly population with broad medical coverage, increased disposable income and longer life expectancy;

•                  a growing emphasis on physical fitness, leisure sports and conditioning, which has led to increased injuries, especially among women; and

•                  the increasing awareness and use of non-invasive devices for prevention, treatment and rehabilitation purposes.

These demographics and trends are beyond our control. The projected demand for our services could materially differ from actual demand if our assumptions regarding these factors prove to be incorrect or do not materialize or if alternative treatments to those offered by our services gain widespread acceptance.  Any one of these outcomes could have an adverse effect on our operations.

We have limited suppliers for some of our products which makes us susceptible to supply shortages and could disrupt our operations.

We will not manufacture the products that we provide to our clients. Instead, we will rely on manufacturers and other third party suppliers for these products. If any of these parties are unable or unwilling to supply these products to us, we would be unable to distribute our products until a replacement supplier could be found. We cannot guarantee that a replacement supplier could be found on reasonable terms or in a timely manner. Any interruption in our ability to distribute our products could cause our business to be unsuccessful and the value of investors’ investment in us may decline.

We may be adversely affected if we lose the services of any member of our senior management, our board of directors, or key employees.

We are dependent on the continued services of our senior management team and Board of Directors who are expected to make significant contributions to our growth and success. The loss of any one or more of these persons could have a material adverse effect on us.

We do not believe the recent departure of Frank Magliochetti will negatively impact our ability to consummate pending acquisitions.  As reflected by the durable medical equipment and specifically orthopedic devices and soft goods experience of Edwin Reilly set forth below under “Management,” the Board of Directors fully believes that its new CEO will be able to carry out our business strategy in order that we may succeed.  Nevertheless, in the event that we are able to complete future acquisitions, the Company will be dependent on its ability to retain the services of management of such companies.  In addition, we could be adversely affected if any key employees of acquired companies who do not have employment nor non-competition agreements with us, went to work for one of our competitors.  Our future success depends on our ability to identify, attract, train and motivate other highly skilled personnel.  Failure to do so may adversely affect future results.

Recent changes in coverage and reimbursement policies for our products by Medicare and third-party payors or reductions in reimbursement rates for our products could adversely affect our business and results of operations.

Products are sold by our pending acquisition companies through clinics and physicians who may receive reimbursement for the cost of our products from private third-party payors, Medicare, Medicaid and other governmental programs. Our ability to sell our products successfully will depend in part on the purchasing and practice patterns of clinics and physicians, who are influenced by cost containment measures taken by third-party payors. Limitations or reductions in third-party reimbursement for our products can have a material adverse effect on our sales and profitability.

Congress and state legislatures consider reforms in the healthcare industry that may modify reimbursement methodologies and practices, including controls on healthcare spending of the Medicare and Medicaid programs. It is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect the proposals would have on our business. Many private health insurance plans model their coverage and reimbursement policies after Medicare policies. Congressional or regulatory measures that reduce Medicare reimbursement rates could cause private health insurance plans to reduce their reimbursement rates for our products, which could have an adverse effect on our ability to sell our products or cause our orthopedic professional customers to prescribe less expensive products introduced by us and our competitors.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Medicare Modernization Act, mandated a number of changes in the Medicare payment methodology and conditions for coverage of orthotic devices and durable medical equipment. These changes include a freeze in payments for durable medical equipment from 2004 through 2008, a payment freeze for orthotic devices from 2004 through 2006, competitive bidding requirements, and new clinical conditions for payment and quality standards. The changes affect our products generally, although specific products may be affected by some but not all of the Medicare Modernization Act’s provisions.

Under competitive bidding, which will be phased in beginning in 2007, Medicare will change its approach to reimbursing certain items and services covered by Medicare from the current fee schedule amount to an amount established through a bidding process between the government and suppliers. Competitive bidding may reduce the number of suppliers providing certain items and services to Medicare beneficiaries and the amounts paid for such items and services.

Also, Medicare payments in regions not subject to competitive bidding may be reduced using payment information from regions subject to competitive bidding. Any payment reductions or the inclusion of certain of our orthotic devices in competitive bidding, in addition to the other changes to Medicare reimbursement and standards contained in the Medicare Modernization Act, could have a material adverse effect on our results of operations.

In addition, on February 11, 2003, the Centers for Medicare and Medicaid Services, or CMS, the agency responsible for implementing the Medicare program, made effective an interim final regulation implementing “inherent reasonableness” authority, which allows adjustments to payment amounts for certain items and services covered by Medicare when the existing payment amount is determined to be grossly excessive or grossly deficient. The regulation lists factors that may be used to determine whether an existing reimbursement rate is grossly excessive or grossly deficient and to determine what a realistic and equitable payment amount is.

Also, under the regulation, a payment amount will not be considered grossly excessive or grossly deficient if an overall payment adjustment of less than fifteen percent would be necessary to produce a realistic and equitable payment amount. The regulation remains in effect after the Medicare Modernization Act, although the new legislation precludes the use of inherent reasonableness authority for devices subject to competitive bidding. When using the inherent reasonableness authority, CMS may reduce reimbursement levels for certain items and services, which could have a material adverse effect on our results of operations.

We cannot assure you that third-party reimbursement for our products will continue to be available or at what rate such products will be reimbursed. Failure by users of our products to obtain sufficient reimbursement from third-party payors for our products or adverse changes in governmental and private payors’ policies toward reimbursement for our products could have a material adverse effect on our results of operations.

Healthcare reform, managed care and buying groups have put downward pressure on our prices.

A further result of managed care and the related pressure on costs has been the advent of buying groups in the United States. Such buying groups enter into preferred supplier arrangements with one or more manufacturers of orthopedic or other medical products in return for price discounts. The extent to which such buying groups are able to obtain compliance by their members with such preferred supplier agreements varies considerably depending on the particular buying groups. We believe that our ability to maintain our existing arrangements will be important to our future success and the growth of our revenues.

In addition, we may not be able to obtain supplier commitments from major vendors, in which case we could lose significant potential sales. On the other hand, if we receive preferred supplier commitments from particular vendors which do not deliver high levels of compliance, we may not be able to offset the negative impact of lower per unit prices or lower margins with any increases in unit sales or in market share.

Proposed laws that would limit the types of orthopedic professionals, who can fit, sell or seek reimbursement for our products, could, if adopted, adversely affect our business.

In response to pressure from orthopedic practitioners, Congress and state legislatures have from time to time considered proposals that limit the types of orthopedic professionals who can fit and/or sell our orthotic device products or who can seek reimbursement for them. Several states have adopted legislation that imposes certification or licensing requirements on the measuring, fitting and adjusting of certain orthotic devices. Some of these laws have exemptions for manufacturers’ representatives. Other laws apply to the activities of such representatives. Other states may be considering similar legislation. Such laws could limit our potential customers in those jurisdictions in which such legislation or regulations are enacted by limiting the measuring and fitting of these devices to certain licensed individuals. We may not be successful in opposing their adoption and, therefore, such laws could have a material adverse effect on our business.

In addition, efforts have been made to establish such requirements at the federal level for the Medicare program. Most recently, in 2000 Congress passed the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 (BIPA). BIPA contains a provision requiring as a condition for payment by the Medicare program that certain certification or licensing requirements be met for individuals and suppliers furnishing certain, but not all, custom-fabricated orthotic devices. CMS is in the process of implementing this requirement, and we cannot predict the effect its implementation or implementation of other such laws will have on our business.

We are subject to numerous federal and state regulations, noncompliance with which could result in significant penalties that could have a material adverse effect on our business.

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws (commonly known as “Stark” laws). Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs and TRICARE, which could have a material adverse effect on our business.

Because of the far-reaching nature of these laws, we may be required to alter one or more of our practices. Healthcare fraud and abuse regulations are complex and even minor, inadvertent irregularities in submissions can potentially give rise to claims that a fraud and abuse law or regulation has been violated. Any violations of these laws or regulations could have a material adverse effect on our business, financial condition and results of operations. If there is a change in law, regulation or administrative or judicial interpretations, we may have to change our business practices or our existing business practices could be challenged as unlawful.

Audits or denials of claims by government agencies could reduce our revenue or profits.

As part of the business structure of our pending acquisitions, we will submit claims and receive payments directly from Medicare, Medicaid programs and private payors. Therefore, we will be subject to extensive government regulation, including requirements for maintaining certain documentation to support our claims. Medicare contractors and Medicaid agencies periodically conduct pre- and post-payment review and other audits of claims, and will be  under increasing pressure to scrutinize more closely healthcare claims and supporting documentation generally. We periodically could receive requests for documentation during the governmental audits of individual claims. We cannot assure that such review and/or similar audits of our claims will not result in material delays in payment, as well as material recoupment or denials, which could reduce net revenues and profitability, nor the exclusion from participation in the Medicare and Medicaid programs or from participation on the provider panel of a private payor.  Private payors from time to time conduct similar reviews and audits.

We are subject to substantial government regulation, which could materially, adversely affect our business.

The potential production and marketing of some of our products and our ongoing research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad.  The pre-marketing approval process can be particularly expensive, uncertain, and lengthy, and a number of devices for which U.S. Food & Drug Administration (“FDA”) approval has been sought by other companies have never been approved for marketing. In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling, and record keeping. If we do not comply with applicable regulatory requirements, violations could result in warning letters, non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution.

Delays in or rejection of FDA or other government entity approval of our new products may also adversely affect our business. Such delays or rejection may be encountered due to, among other reasons, government or regulatory delays, lack of efficacy during clinical trials, unforeseen safety issues, slower-than-expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, or changes in regulatory policy during the period of product development in the United States and abroad. In the United States, there has been a continuing trend of more stringent FDA oversight in product clearance and enforcement activities, causing medical products manufacturers to experience longer approval cycles, more uncertainty, greater risk, and higher expenses. Even if regulatory approval of a product is granted, this approval may entail limitations on uses for which a previously approved product may be labeled and promoted. It is possible, for example, that we may not receive FDA approval to market already approved products for broader or different applications or to market updated products that represent extensions of our basic technology.

Periodically, legislative or regulatory proposals are introduced that could alter the review and approval process relating to medical products. It is possible that the FDA will issue additional regulations further restricting the sale of our present or proposed products. Any change in legislation or regulations that govern the review and approval process relating to our current and future products could make it more difficult and costly to obtain approval for new products, or to produce, market, and distribute existing products.

Undisclosed liabilities associated with our reorganization.

There may be undisclosed liabilities that were either misrepresented to us or that we were unable to discover prior to the reorganization and the spin off of the Company’s former business, which involved providing one-day ski trips within the New England area.  The former principal of Snow & Sail Sports, Inc. could fail to indemnify the Company against potential liabilities associated with the former business in breach of the terms of the Reorganization Agreement (described below).  Although we would fully pursue all legal recourse against such person, there can be no assurance we will be held harmless, in which case our operations may be adversely affected.  See “Business Development” above.

Our Principal Stockholders may have the ability to control almost all matters of the Company.

Meyers Associates, LP, our financial advisor and an NASD member firm and its president own 3,000,000 shares of Common Stock, and other principal stockholders of the Company own an additional 6,750,000 shares, approximately all of which are restricted.  These 9,750,000 shares represent approximately 40% of the 24,556,000 million issued and outstanding shares of Common Stock of the Company as of the date of this Annual Report.  In addition, certain of our principal stockholders have received grants for options to purchase 10,375,000 shares of Common Stock, in the aggregate.  Therefore, management and our financial adviser will have influence over the election of the Company’s directors and will be able to control the outcome of other issues submitted to stockholders of the Company.  This includes their ability to amend the Certificate of Incorporation, approve a merger or consolidation of the Company with another company or approve the sale of all or substantially all of the assets of the Company without the agreement of minority stockholders.  See Item 11 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” for further details.

We do not anticipate paying dividends in the foreseeable future, and the lack of dividends may have a negative effect on the price of our Common Stock.

We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore, we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

We are subject to critical accounting policies, and we may interpret or implement required policies incorrectly.

We follow generally accepted accounting principles for the United States in preparing our financial statements.  As part of this work, we must make many estimates and judgments about future events.  These affect the value of the assets and liabilities, contingent assets and liabilities, and revenue and expenses that we report in our financial statements.  We believe these estimates and judgments are reasonable, and we make them in accordance with our accounting policies based on information available at the time.  However, actual results could differ from our estimates, and this could require us to record adjustments to expenses or revenues that could be material to our financial position and results of operations in future periods.

Our Common Stock may experience significant volatility in the future, which substantially increases the risk of loss to persons owning our Common Stock.

Because of the limited trading market for our Common Stock, and because of the potential for significant price volatility, stockholders may not be able to sell their shares of Common Stock when they desire to do so.  The inability to sell shares in a rapidly declining market may substantially increase the risk of loss as a result of such illiquidity and the price for our Common Stock may suffer greater declines in the event of significant price volatility.

Our Common Stock is traded on the OTC Bulletin Board, which may be detrimental to investors.

Our shares of Common Stock are currently traded on the OTC Bulletin Board. Stocks traded on the OTC Bulletin Board generally have limited trading volume and exhibit a wide spread between the bid/ask quotations. We cannot predict whether a more active market for our Common Stock will develop in the future. In the absence of an active trading market: investors may have difficulty buying and selling our Common Stock or obtaining market quotations; market visibility for our Common Stock may be limited; and a lack of visibility for our Common Stock may have a depressive effect on the market price for our common stock.

Our Common Stock is subject to restrictions on sales by broker-dealers and penny stock rules, which may be detrimental to investors.

Our Common Stock is subject to Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which imposes certain sales practice requirements on broker-dealers who sell our Common Stock to persons other than established customers and “accredited investors” (as defined in Rule 501(a) of the Securities Act). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of our common stock.

Additionally, our common stock is subject to SEC regulations applicable to “penny stocks.” Penny stocks include any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule proscribed by the SEC relating to the penny stock market must be delivered by a broker-dealer to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for our Common Stock. The regulations also require that monthly statements be sent to holders of a penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our Common Stock.

A significant number of our shares are eligible for sale, and their sale could depress the market price of our stock.

Sales of a significant number of shares of Common Stock in the public market following the Offering could harm the market price of our common stock.  Pursuant to a registration statement declared effective by the SEC in January 2006, as converted by a 28.5 for 1 forward stock split reported in the Company’s Current Report on Form 8-K filed on September 7, 2006, an aggregate of 13,110,000 shares of Common Stock were registered and are free-trading.  As additional shares of our common stock become available for resale in the public market pursuant to the subsequent registration of the sale of the shares issued in the Offering, and otherwise, the supply of our common stock will increase, which could decrease its price.  Some or all of the shares of our common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for the shares of our common stock.  In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market our common stock in an amount equal to the greater of 1% of the outstanding shares or, if listed on Nasdaq or another national securities exchange, the average weekly number of shares sold in the last four weeks prior to such sale.  Such sales may be repeated once every three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years.

Limited Transferability of Securities; Lack of Trading Market.

Purchasers of our common stock must be aware of the long-term nature of their investment and be able to bear the economic risks of their investment for an indefinite period of time. The right of any investor to sell, transfer, pledge or otherwise dispose of the shares of Common Stock offered herein will be limited by the Securities Act and state securities laws and the regulations promulgated thereunder. Accordingly, under the Securities Act, the shares of Common Stock offered herein may not be resold unless a registration statement is filed and becomes effective or an exemption from registration is available.  Further, there can be no assurance that a liquid market for our common stock will be sustained.  Rule 144 promulgated under the Securities Act requires, among other conditions, a one-year holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements of the Securities Act.  There can be no assurance that we will fulfill in the future any reporting requirements under the Exchange Act, or disseminate to the public any current financial or other information concerning the Company, as required by Rule 144 as one of the conditions of its availability.

Preferred Stock as an anti-takeover device.

We are authorized to issue 1,000,000 shares of preferred stock, $.001 par value.  The Series A Preferred Stock issued pursuant to the Offering is the first series of Preferred Stock to be issued.  The preferred stock may be issued in series from time to time with such designation, voting and other rights, preferences and limitations as our Board of Directors may determine by resolution.  Unless the nature of a particular transaction and applicable statutes require such approval, the Board of Directors has the authority to issue these shares without stockholder approval subject to approval of the holders of our preferred stock.  The issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company without any further action by our stockholders.

Mandatory conversion of preferred stock under certain circumstances.

Following the effective date of the Registration Statement on Form SB-2, which the Company intends to file with the SEC in connection with the Offering, in the event that the Common Stock trades above 500% of the Conversion Price ($.35 per share) of the Series A Preferred Stock for a period of 30 consecutive trading days, each share of Series A Preferred Stock may be converted, at the Company’s option, at its Face Value of $1,000 at the Conversion Price, into 2,857 shares of Common Stock.  Upon such a mandatory conversion, stockholders will lose all of the preferences and other benefits of owning the Preferred Stock, other than the right to receive all dividends declared and unpaid up to the date of conversion.

Possible redemption of warrants.

The Company, at its option, may redeem the A and B Warrants at $.01 per Warrant if the average closing bid price of the Common Stock exceeds $1.75 per share for a period of 20 consecutive trading days ending within 15 days prior to the date on which the notice of redemption is given and the Registration Statement for the underlying shares is declared effective.  Redemption of the Warrants could force the holders to exercise the Warrants and pay the exercise price at a time when it may be disadvantageous for the holders to do so, sell the Warrants at the then current market price when they might otherwise wish to hold the Warrants, or to accept the redemption price, which is likely to be substantially less than the market value of the Warrants at the time of redemption.

Item 2.    Description of Property.

The Company leases its corporate headquarters at 510 Turnpike Street, #204, N. Andover, MA 01845; Tel: 978-557-1001, from an unaffiliated landlord.  The facility encompasses approximately 3,014 square feet of office space.  The monthly rental is $4,019 under a three year lease ending on July 31, 2009.

Item 3.    Legal Proceedings.

In the ordinary course of business, the Company may be involved in legal proceedings from time to time.  As of the date of this Annual Report, there are no legal proceedings against the Company.  No governmental agency has instituted any proceedings or served the Company with any complaints.

Item 4.  Submission of Matters to a Vote of Security Holders.

On August 30, 2006, the shareholders of at least a majority of the shares of common stock of the Company, voted (i) that the Company is authorized to issue is a total of (a) 99,000,000 shares of common stock, $.001 par value per share, without cumulative voting rights and without any preemptive rights, and (b) 1,000,000 shares of Preferred Stock, $.001 par value; (ii) to change the Company’s name to Andover Medical, Inc.; (iii) to authorize the Company to execute the Reorganization Agreement; and (iv) effectuate a 28.5 for 1 forward stock split on then issued and outstanding shares of common stock, excepting those restricted shares cancelled by its President; and (v) to notify such governmental and other agencies as required relating to both the name change and forward stock split.

On August 30, 2006, the shareholders of at least a majority of the shares of common stock of the Company, voted (i) to amend the company’s By-laws regarding the number and term of directors; (ii) to approve the resignation of John P. Greeley and Paul F. Tetreault as members of the Board of Directors; and (iii) to elect Robert G. Coffill, Jr. as a director of the company.

On August 31, 2006, the holders of at least a majority of the shares of common stock voted (i) to adopt the 2006 Employee Stock Incentive Plan (the “Plan”) to grant 5,000,000 stock options, stock appreciation rights or restricted stock at fair market value; and (ii) that the Board has the power to administrate the Plan.

On December 27, 2006, the holders of at least a majority of the shares of Common Stock voted to amend the 2006 Employee Stock Incentive Plan to grant a maximum of 15,000,000 stock options, stock appreciation rights or restricted stock at fair market value.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The Company. began trading on the over-the-counter bulletin board (OTCBB) governed by the NASD under the symbol “ADOV” on September 15, 2006 and was previously available under the symbol “SSSP” since February 16, 2006, with the first transaction on June 9, 2006.  The quotations listed below reflect interim dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.  Trading of our common stock has been minimal with limited or sporatic quotations and therefore we believe there is no established public market for our common stock.  The following table sets forth the high and low bid quotations per share of the Company’s registered securities for each quarter during the last fiscal year, as reported by OTCBB.

	Common Stock
Year Ended December 31, 2006:	High	Low
Quarter Ended December 31, 2006	$2.00	$0.30
Quarter Ended September 30, 2006	$1.44	$0.008
Quarter Ended June 30, 2006	$0.008	$0.008
Quarter Ended March 31, 2006	—	—

On March 22, 2007, the closing price of our common stock as reported on the OTCBB was $0.75 per share.

STOCKHOLDERS

As of December 31, 2006, there were 28 holders of record of our common stock.

DIVIDENDS

In the fiscal year ended December 31, 2006, we did not pay any cash dividends on our common stock or preferred stock. We do not intend on paying any dividends on our common stock in the foreseeable future.  The decision to pay dividends on our common stock will depend on our situation with regard to profitability, cash availability and credit line restrictions.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2006:

•                                          the number of shares of our common stock issuable upon exercise of outstanding options, warrants and rights, separately identified by those granted under equity incentive plans approved by the Company’s stockholders and those granted under plans, including individual compensation contracts, not approved by the Company’s stockholders (column a),

•                                          the weighted average exercise price of such options, warrants and rights, also as separately identified (column b), and

•                                          the number of shares remaining available for future issuance under such plans, other than those shares issuable upon exercise of outstanding options, warrants and rights (column c).

Equity Compensation Plan Information Table

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	10,375,000	$.30	4,625,000
Equity compensation plans not approved by security holders	None	None	None
Total	10,375,000	$.30	4,625,000

RECENT SALES OF UNREGISTERED SECURITIES

(a)           On August 31, 2006, the Company, formerly known as Snow & Sail Sports, Inc., entered into a reorganization agreement (the “Reorganization Agreement”) pursuant to which the Company spun off its existing business, replaced its management and changed its corporate name and business (the “Transaction”).  Prior to the Reorganization Agreement, and as reported on Snow & Sail Sports, Inc.’s Form 10-KSB for the period ended December 31, 2005, as of March 31, 2006, there were 38 stockholders of record of Snow & Sail Sports, Inc.’s common stock, with 11,000,000 shares issued and outstanding with no reported sales of unregistered securities for the periods ending March 31, 2006 and June 30, 2006 on their Form 10-QSB for those respective periods.  In connection with the Transaction, the Company issued an aggregate of 10,000,000 restricted shares of its common stock in exchange for $10 and other valuable consideration, pursuant to the Reorganization Agreement to the following persons: Joy Terrace Capital (subsequently transferred to Frank P. Magliochetti upon his becoming CEO of the Company and which will be donated to an independent foundation for colorectal cancer following his resignation from the Company on March 9, 2007) - 3,000,000; LAM 2005 Trust - 1,000,000 and ORM 2005 Trust - 1,000,000, two trusts for the benefit of Mr. Magliochetti’s children for which shares he disclaims beneficial ownership; Bruce Meyers -1,500,000; Meyers Associates, LP - 1,500,000; Imtiaz Khan and his assignees - 1,900,000; and Gary Wolff - 100,000.  The offers and sales of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(2) of the Securities Act as a transaction by the Company not involving any public offering.

(b)           During the period ended September 30, 2006, the Company issued a total of 2,500,000 incentive stock options valued at $162,956, including 1,250,000 options to each of Edwin A. Reilly, its sole officer, and Robert G. Coffill, Jr., its sole director. The options expire 10 years from the date of issuance and have an exercise price of $.06 per share. One—twelfth of the options shall vest and be exercisable on the last day of each month over a 12-month period starting with September 30, 2006, subject to acceleration in the event of a Material Transaction (as defined in the 2006 Plan).  The issuance of the options referenced above, was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof as a transaction not involving any public offering.

(c)           On October 27, 2006, the Company completed a bridge financing (the “Bridge Offering”) of $673,000 of Bridge Offering units (the “Bridge Units”).  Each Bridge Unit consisted of $100,000 principal amount of a 10% Promissory Note (“Bridge Notes”) and 200,000 shares of Common Stock (collectively, the “Securities”), which were offered on a “best efforts” basis. An aggregate of $673,000 of Bridge Notes and 1,346,000 shares of Common Stock were issued in the Bridge Offering. The holders of the Bridge Units have an option to convert their Bridge Notes (but not the shares of Common Stock included in the Bridge Units) together with accrued interest at face value for securities to be offered in a subsequent private offering.  The net proceeds of the Bridge Offering are being used for working capital, including expenses incurred in connection with proposed acquisitions.  The total sales commission and non-accountable expense reimbursement paid to NASD member firms for their participation in the Bridge Offering totaled $87,490, or 10% and 3%, respectively, of the aggregate purchase price paid in cash for the Bridge Units.  The Company claimed exemption from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder in reliance upon the investors’ subscription agreements.

(d)           On February 1, 2007, the Company completed a private financing (the “Offering”) of 83.8 Units of the Company’s securities, representing $4,190,000 principal amount of 6% Series A Convertible Preferred Stock (the “Preferred Stock”) at $50,000 face value per Unit; each Unit is convertible at $.35 per share into 142,850 shares of Common Stock and Class A Warrants; the Class A Warrants are exercisable for five years at $.35 per share (as adjusted) to purchase 142,850 shares of Common Stock and Class B Warrants; the Class B Warrants are exercisable for five years at $.35 per share  (as adjusted) to purchase 142,850 shares of Common Stock. The Preferred Stock is subject to forced conversion and the warrants are subject to redemption if the Common Stock trades above certain target levels.  The Offering was made on a “best efforts” $3,000,000 minimum basis.  The net proceeds of the Offering will be used for working capital, including pending acquisitions.  The total sales commission and non-accountable expense reimbursement paid to NASD member firms for their participation in the Offering totaled $430,000, or 10% and 3%, respectively, of the aggregate purchase price for the Units initiated by them.  The Company claimed exemption from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder in reliance upon the investors’ subscription agreements.  All of the underlying Common Stock will be included in a registration statement filed with the SEC within 30 days following the final closing date.

(e)           On December 27, 2006, the Board of Directors granted options to purchase 6,500,000 shares of Common Stock under the 2006 Employee Stock Incentive Plan, amended as of the same date, to Frank Magliochetti which became vested and exercisable on January 19, 2007 pursuant to his employment agreement and granted Edwin Reilly options to purchase 700,000 shares of Common Stock that are vested and exercisable in 12 equal installments ending on December 20, 2007 pursuant to his employment agreement.  The Board determined that the exercise price of $0.38 per share of Common Stock equals 100% of the fair market value per share as of December 27, 2006.

(f)            On December 27, 2006, the Board of Directors granted options to acquire 225,000 shares of the Common Stock to each of Robert G. Coffill Jr., Marshall Sterman, and Robert A. Baron (the “Directors”) under the 2006 Employee Stock Incentive Plan, amended as of the same date.  The options for each of the Directors vest and become exercisable in 36 equal monthly installments commencing on December 21, 2006 and ending on December 20, 2009.  The Board determined the exercise price of $0.38 per share equals 100% of the fair market value per share of Common Stock as of December 27, 2006.

Item 6.    Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 7 of this Form 10-KSB. Except for the historical information contained herein, the discussion in this Annual Report on Form 10-KSB contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company’s actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in “Risk Factors,” as well as discussed elsewhere herein.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-KSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  In addition, words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements or events, or timing of events, to differ materially from any future results, performance or achievements or events, or timing of events, expressed or implied by such forward-looking statements.  We cannot assure that we will be able to anticipate or respond timely to the changes that could adversely affect our operating results in one or more fiscal quarters.  Results of operations in any past period should not be considered indicative of results to be expected in future periods.  Fluctuations in operating results may result in fluctuations in the price of our securities.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis or Plan of Operation where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

Revenue is recognized at the time services and related products that are provided to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, and Medicare.

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

Stock based Compensation Expense

The Company adopted SFAS No. 123R, “Share-Based Payments” in the first quarter of fiscal 2006. Under the requirements of SFAS No. 123R, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period of the award. The Company recognizes stock option expense using the straight-line attribution method under SFAS No. 123R. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options. Option valuation models require the input of assumptions, including the expected life of stock options, the expected stock price volatility, the risk-free interest rate, and the expected dividend yield. The expected volatility and expected life are based on our limited operating experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected dividend yield was not considered in the option pricing formula as we do not pay dividends and have no current plans to do so in the future. We will update these assumptions if changes are warranted.

Results of Operations

For the period ended December 31, 2006

On August 31, 2006, we executed a plan of reorganization that was accounted for as a reverse merger.  Accordingly, the historical financial information of Snow & Sail Sports, Inc., the acquired entity, is not included in this report.

Revenues. As noted previously, we are seeking acquisitions to establish a nationwide subsidiary network and plan to offer physicians the largest selection of competitively priced brand-name DME, and urodynamic diagnostic and treatment products.  As such, we have not yet generated revenues from continuing operations during the period ended December 31, 2006.

Operating expenses. We have incurred operating expenses of $608,903 for the period ended December 31, 2006, including $220,680 in compensation expense related to share based payment awards.  Other operating expenses are comprised primarily of professional fees, wages, rent, and insurance.

Interest expense. Interest expense totaled $115,395 through December 31, 2006, and was related to the Bridge Notes Issued in the Bridge Offering.

Provision for income taxes. The Company had a state income and franchise tax provision of $6,233 for the period ended December 31, 2006.

Net loss. Net loss for the period ended December 31, 2006 was $729,682 or ($.03) per share, reflecting the effects of our reorganization and recapitalization on August 31, 2006.

Financial Condition, Liquidity and Capital Resources

The Company had cash of $2,377,572 and working capital of $2,319,029 at December 31, 2006. The working capital reflects the effects of the Offering and accrued expenses in the period.

Net cash used in operating activities was $358,522 for the period ended December 31, 2006,  primarily attributable to the net loss adjusted for non-cash expenses (stock based compensation expense of $227,240, interest expense of $115,395 and depreciation of $6,053), and an increase in accounts payable and accrued expenses of $165,339. Additional uses of cash in operating activities resulted from an increase in other receivables of $849, an increase in prepaid expenses of $133,125, and an increase in deposits of $8,893.

Net cash used in investing activities was $62,121 representing capital expenditures.

Net cash provided by financing activities was $2,798,215, primarily reflected by proceeds, net of issuance costs, from the Bridge Notes and the Offering.

In addition to existing cash, we need additional capital to execute our business strategy and cover ongoing operating expenses.  We estimate that we may require up to $125,000 per month through the end of 2007.  These factors raise substantial doubt about our ability to execute our business plan.   The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the acquisition of operating businesses. In particular, the Company expects to raise capital or seek additional financing. While there can be no assurance that such raising of capital or seeking of additional financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms.

If we are to fully implement our business plan, we anticipate that our use of cash will be substantial for the foreseeable future, and will exceed our cash flow from operations during the next 12 months and thereafter, absent a significant increase in sales.  To fully implement our business plan, over the next 12 months we anticipate that we will require investment additional capital for completing acquisitions we have identified.  While we expect to raise capital or seek additional financing, there can be no assurance that such raising of capital or seeking of additional financing would be available in amounts and on terms acceptable to us.  Unless the identified acquisitions are completed over the next 12 months, we will not have significant working capital to hire additional employees, market or otherwise pursue our business plan.

Business Uncertainty

The Company has generated no revenues since the merger.  This raises substantial doubt about our ability to execute our business plan.   The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the acquisition of operating businesses. In particular, the Company expects to raise capital or seek additional financing. While there can be no assurance that such raising of capital or seeking of additional financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms.

Item 7.                 Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Andover Medical, Inc.:

We have audited the accompanying consolidated balance sheet of Andover Medical, Inc. and subsidiary as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from inception (July 13, 2006) through December 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Andover Medical, Inc. and subsidiary as of December 31, 2006, and the results of their operations and their cash flows for the period ended December 31, 2006, in conformity with generally accepted accounting principles accepted in the United States of America.

 The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company has not yet generated revenues and is still developing its planned principal operations.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 9.  The financial statements do not included any adjustments that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC
Mantyla McReynolds, LLC

Salt Lake City, Utah
March 28, 2007

Item 7.    Financial Statements.

ANDOVER MEDICAL, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2006
ASSETS

Current assets:
Cash	$2,377,572
Prepaid expenses and other current assets	133,974
Total current assets	2,511,546

Property and equipment, net	56,069
Deposits	8,893
Total assets	$2,576,508

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$29,944
Accrued expenses	135,395
Notes payable, net of $132,822 discount	27,178
Total current liabilities	192,517

Shareholders’ equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized, 3,203 outstanding	3
Common stock, $.001 par value; 99,000,000 shares authorized, 24,556,000 outstanding	24,556
Additional paid-in capital	3,101,614
Stock subscription receivable	(12,500)
Accumulated deficit	(729,682)
Total shareholders’ equity	2,383,991

Total liabilities and shareholders’ equity	$2,576,508

The accompanying notes are an integral part of these financial statements

ANDOVER MEDICAL, INC.

CONSOLIDATED STATEMENT OF INCOME

July 13, 2006
(inception) to
December 31,
2006
Revenue	$0
Costs of revenue	0
Gross profit	0
General and administrative expenses (including stock-based compensation expense of $220,680)	608,903
Operating loss	(608,903)

Interest expense	115,395
Interest income	849
Loss before income tax expense	(723,449)

Provision for income taxes	6,233
Net loss	$(729,682)

Net loss per share:
Basic and diluted	$(.03)

Weighted average number of common shares outstanding:
Basic and diluted	20,857,884

The accompanying notes are an integral part of these financial statements

ANDOVER MEDICAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional	Stock		Total
	Shares		Shares		paid-in	Subscription	Retained	Shareholders’
	Issued	Amount	Issued	Amount	capital	Receivable	Earnings	Equity
Balance at July 13, 2006 (inception)			13,110,000	13,110	(13,110)			$0

Issuance of common stock, per August 31, 2006 reorganization agreement			10,000,000	10,000	(10,000)			0

Contributed capital					71,000			71,000

Amortization of unearned stock compensation					220,680			220,680

Issuance of common stock in payment for consulting services			100,000	100	6,460			6,560

Issuance of common stock related to convertible bridge offering, net of debt discounts			1,346,000	1,346	497,319			498,665

Issuance of preferred stock, net of offering costs	2,680	2			2,162,263	(12,500)		2,149,765

Issuance of preferred stock converted from bridge offering, net of debt issuance costs and debt discounts	523	1			167,002			167,003

Net loss							(729,682)	(729,682)

Balance at December 31, 2006	3,203	$3	24,556,000	$24,556	$3,101,614	$(12,500)	$(729,682)	$2,383,991

The accompanying notes are an integral part of these financial statements

ANDOVER MEDICAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

July 13, 2006
(inception) to
December 31,
2006
OPERATING ACTIVITIES:
Net loss	$(729,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,053
Share based compensation and stock issued for consulting expenses	227,240
Accrued interest and fees related to bridge loan	115,395
Changes in operating assets and liabilities:
Other receivables	(849)
Prepaid expenses	(133,125)
Deposits	(8,893)
Accounts payable and accruals	165,339
Net cash used in operating activities	(358,522)

INVESTING ACTIVITIES:
Purchase of property and equipment	(62,121)
Net cash used in investing activities	(62,121)

FINANCING ACTIVITIES:
Proceeds on convertible bridge loans	673,000
Debt issuance costs	(109,922)
Issuance of preferred stock, net of offering costs	2,149,765
Proceeds from contributed capital and other equity adjustments	85,372
Net cash provided by financing activities	$2,798,215

Net increase in cash and cash equivalents	2,377,572
Cash and cash equivalents at beginning of period	0
Cash and cash equivalents at end of period	$2,377,572

Noncash activities:
Stock issued for consulting services	$6,560
Stock issued for Debt	$522,929

Supplemental cash flow information:
Cash paid for interest	$0
Cash paid for taxes	$0

The accompanying notes are an integral part of these financial statements

Notes to Consolidated Financial Statements

1.  ORGANIZATION

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

•                  in exchange for $10 and other valuable consideration, pursuant to the Reorganization Agreement the registrant issued an aggregate of 10,000,000 restricted shares of its common stock in connection with the Transaction to certain affiliates and individuals.   As part of the Reorganization Agreement, all of the rights, title and interest in the new business of Andover Medical, Inc., including, but not limited to, letters of intent for acquisitions, an office lease, office furniture and cash were transferred to the registrant.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Accounting

These financial statements are stated in U.S. Dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

(B)  Principles of Consolidation

The consolidated financial statements as of December 31, 2006, include the amounts of AMI and its subsidiary AMSI.  All intercompany accounts and balances have been eliminated in consolidation.

(C)  Revenue Recognition

Revenues are recognized at the time services and related products are provided to patients, collection is reasonably assured, and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payers, including private insurers, prepaid health plans, and Medicare.

(D)  Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  As of December 31, 2006, there were no cash equivalents.

(E)  Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with accounting principals generally accepted in the United States.  The carrying amounts of the Company’s financial instruments including cash, accounts receivable, accounts payable, accrued liabilities and loans payable approximate fair value due to the relatively short period to maturity for these instruments.

(F)  Concentration of Credit Risk

The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution in the form of demand deposit.

(G)  Use of Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with Statement of Financial Accounting Standards No. 154 (Accounting for changes and Error Corrections (“FAS 154”), which typically requires adjustments in the period when new information becomes available to management.   Actual results could differ from those estimates.

(H)  Property and Equipment

Property and equipment are recorded at cost.  Depreciation is calculated using the straight-line method based on the estimated useful lives of three years for computer equipment, seven years for office furniture and telephone equipment, and three years for computer software.  Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the lease term or the estimated useful life of the leasehold improvements.  The following table summarizes total Property and Equipment:

Computer equipment	$23,887
Office furniture	22,085
Computer software	5,900
Leasehold improvements	5,630
Telephone equipment	4,620
62,122
Accumulated depreciation and amortization	6,053
$56,069

Depreciation expense was $6,053 in 2006.

(I)  Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109,

deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(J)  Loss Per Share

The Company has adopted SFAS 128, “Earnings per Share.”  Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period.  Stock options were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive.  The total potential dilutive stock equivalents outstanding at December 31, 2006 were 10,061,388.

(K)  Business Segments

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments Of An Enterprise And Related Information” (SFAS 131). Certain information is disclosed in accordance with SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. For the period ending December 31, 2006 and currently, the Company operates one segment, Durable Medical Equipment.

(L)  Stock Based Compensation

In December 2004, FASB issued SFAS No. 123(R), “Share-Based Payment,” (SFAS 123( R)) which replaces SFAS No. 123 and supersedes APB Opinion No. 25.  Under SFAS 123(R), companies are required to measure the compensation costs of stock-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Stock-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  In March 2005, the Securities and Exchange Commission (the “SEC”)   issued Staff Accounting Bulletin No. 107,  (“SAB 107”).  SAB 107 expresses views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of stock-based payment arrangements for public companies.  SFAS 123(R) permits public companies to adopt its requirements using one of two methods.  Effective in the first quarter of fiscal 2006, the Company has adopted the provisions of SFAS 123R and related interpretations as provided by SAB 107.  As such, compensation costs are measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  During the period ended December 31, 2006, the Company recognized compensation costs related to its stock option program of $220,680 in general and administrative expenses. The Company did not recognize any income tax benefits during the period ended December 31, 2006 for the compensation expense relating to its stock options. The recognition of total stock-based compensation expense impacted basic and diluted net income per common share by approximately $0.01 during the period ended December 31, 2006.

(M)  Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Statement (FAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment to FAS No. 115,” (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged. The Company is currently evaluating the impact of FAS 159 on its consolidated financial statements.

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company does not believe that the adoption of SAB 108 will have a significant impact on its consolidated statement of income or financial condition.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective fiscal years beginning after December 15, 2006. The Company expects to adopt FIN 48 in fiscal 2007 and is in the process of evaluating the impact that FIN 48 will have on itd consolidated financial statements.

In June 2006, the Emerging Issues Task Force of the Financial Accounting Standards Board (the “EITF”) reached a conclusion on EITF Issue No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. The scope of EITF Issue No. 06-3 includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. The EITF Issue No. 06-3 requires that the presentation of taxes on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. EITF Issue No. 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company expects to adopt EITF Issue No. 06-3 in its first quarter of fiscal 2007. The Company does not believe that the adoption of EITF Issue No. 06-3 will have a significant impact on its consolidated statement of income or financial condition.

3.             LEASES

At December 31, 2006, the Company had the following minimum rental commitment for office space for a three year period with minimum lease payments of $4,019:

Rental
Fiscal Year	Commitments
2007	48,228
2008	48,228
2009	28,133
$124,589

4.  PROMISSORY NOTES

During the period ended December 31, 2006, the Company completed a $673,000 bridge loan from 15 investors.  This obligation was issued in connection with a bridge financing by the

Company of a maximum of $800,000 of 10% Subordinated Bridge Offering Promissory Notes.  Each Bridge Note investor received two shares of the Company’s Common Stock, or an aggregate of 1,346,000 shares for loans totaling $673,000.  On December 22, 2006 investors holding $513,000 in principal loan value converted their Bridge Notes and accrued interest into 523 shares of the Company’s 6% Series A Convertible Preferred Stock.  As of December 31, 2006, the Company had outstanding Bridge Notes payable to six investors, in amount of $160,000, bearing interest at 10% per annum.    This obligation is recorded as notes payable net of a $132,822 discount associated with the shares common stock issued coincident with the note.

5.  STOCKHOLDERS’ EQUITY

Issuances and Cancellation of Common Stock in Connection with Reorganization

In August 2006, the Company entered into a reorganization agreement wherein certain existing shares were split, 10 million shares of its common stock were issued and certain registered restricted shares were cancelled.  For further details of this reorganization, see Note 1 (B) of the Notes to Condensed Consolidated Financial Statements. The Company issued 100,000 shares of common stock in exchange for consulting services. This transaction was valued at $0.0656 per share based upon an independently determined share price at that time.

Share-Based Compensation.

In accordance with newly adopted SFAS No. 123R, for the period ended December 31, 2006, $220,680 of share-based compensation expense was recorded as an increase to additional paid in capital for share-based payment awards made to the Company’s employees and directors, based on the estimated fair values of stock options vesting during the period.

Preferred Stock

The Company’s Certificate of Incorporation authorizes the issuance of 1 million shares of $.001 par value preferred stock.  The Company’s board of directors (the “Board of Directors”) has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.  As noted previously, on December 22, 2006, the Company closed a portion of its private financing resulting in the issuance of 3,203 shares of 6% Series A Convertible Preferred Stock at $1,000 face value.  Each share of Preferred Stock is convertible into 2,857 shares of Common Stock. Under the Offering, the Preferred Stock is subject to forced conversion if the Common Stock trades above $1.75 per share for 30 consecutive trading days prior to the date of notice of conversion.

6.  STOCK OPTION PLAN

On August 31, 2006, the Andover Medical, Inc. 2006 Employee Stock Incentive Plan (the “2006 Plan”) was approved and adopted by the Board of Directors and the holders of a majority of the Company’s issued and outstanding common stock.  Under the 2006 Plan, the Company may grant stock options, stock appreciation rights or restricted stock to its employees, officers and other key persons employed or retained by the Company or its subsidiaries, and any non-employee director, consultant, vendor or other individual having a business relationship with the Company, to purchase up to 5 million shares of the Company’s common stock. On December 27, 2006, the Board of Directors and holders of a majority of the Company’s issued and outstanding common stock amended the 2006 Employee Stock Incentive Plan to increase the maximum number of shares that may be issued upon exercise of stock options, stock appreciation rights or restricted stock granted thereunder from 5,000,000 shares of common stock to 15,000,000 shares of common stock.

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

The fair value of each option granted under the 2006 Plan is estimated on the date of grant, using the Black-Scholes option pricing model, based on the following weighted average assumptions:

12/31/2006
Expected life (years)	1.0-10.0
Expected stock price volatility	243.48-541.01%
Expected dividend yield	0.0%
Risk-free interest rate	4.94-5.08%

The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant for the respective expected life of the option. The expected life (estimated period of time outstanding) of options was estimated.  The expected volatility of the Company’s options was calculated using historical data. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future. If actual periods of time outstanding and rate of forfeitures differs from the expected rates, the Company may be required to make additional adjustments to compensation expense in future periods.

On August 31, 2006, the Company granted a total of 2,500,000 Incentive Stock Options valued at $162,956, including 1,250,000 options to each of Edwin A. Reilly, its sole officer, and Robert G. Coffill, Jr., its sole director. The options expire 10 years from the date of issuance and have an exercise price of $.06 per share. One-twelfth of the options shall vest and be exercisable on the last day of each month over a 12-month period starting with September 30, 2006, subject to acceleration in the event of a Material Transaction (as defined in the 2006 Plan).

On December 27, 2006, the Board of Directors granted Edwin Reilly, then the Chief Operating Officer, options under the Employment Agreement referenced above in the “Employment Agreements” section (the “Employment Agreement Options”) providing for the purchase of 700,000 shares of the Company’s Common Stock under the 2006 Plan. The Board determined the exercise price of $0.38 per share of Common Stock equals 100% of the fair market value per share as of December 27, 2006. The shares underlying the Employment Agreement Options to Edwin Reilly shall be vested and exercisable in 12 equal installments ending on December 20, 2007. Pursuant to his Employment Agreement, Edwin Reilly shall be granted additional options to purchase 700,000 shares on each of December 20, 2007 and December 20, 2008, with each option vesting over a 12 month period from the date of grant;

On December 27, 2006, the Board of Directors granted options (the “Directors’ Options”) to acquire 225,000 shares of the Common Stock to each of Robert G. Coffill, Marshall Sterman, and Robert A. Baron (the “Directors”) under the 2006 Plan. The Directors’ Options for each of the Directors shall be vested and exercisable in 36 equal monthly installments ending on December 20, 2009. The Board determined the exercise price of $0.38 per share equals 100% of the fair market value per share of Common Stock as of December 27, 2006.

A summary of the status of the Company’s fixed stock option plan[s] as of December 31, 2006 and the changes during the period ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

2006:
Granted	10,375,000	$.30	9.85
Exercised
Forfeited

Options outstanding at December 31, 2006	10,375,000	$.30	9.85	2,342,250

Options exercisable at December 31, 2006	910,417	$.09	9.85	398,563

There were no stock options exercised during 2006.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Exercise Price
$0.00 – 0.06	2,500,000	9.67	$0.06	833,334	$0.06
$0.07 – 0.38	7,875,000	9.92	$0.38	77,083	$0.38
Total	10,375,000	9.85	$0.30	910,417	$0.09

The following table summarizes the status of the Company’s non-vested options since inception:

	Non-vested Options
	Number of Shares	Weighted Average Fair Value
Non-vested at inception	0	$.00
Granted	10,375,000	$.30
Vested	(910,417)	$0.09
Forfeited
Non-vested at December 31, 2006	9,464,583	$0.32

The weighted average fair value of options vested was $2,500,000 for the period ended December 31, 2006.  As of December 31, 2006, there was $0.6 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan.  That cost is expected to be recognized over a weighted average period of 1.57 years.

7.  INCOME TAXES

The significant components of the Company’s deferred income tax liabilities and assets are as follows:

Deferred tax liabilities:
Fixed Assets Depreciation	$(1,878)
Deferred tax assets:
Net operating loss carryforwards	191,020
Accrued expenses	11,514
202,534
Less valuation allowance	(200,656)
Net deferred tax assets (liabilities)	$—

Components of income tax provision for the year ended December 31, 2006 is as follows:

2006
Current:
Federal	$—
State	6,223
6,223
Deferred:
Federal	$—
State	—
—
$6,223

Actual income taxes reported are different than would have been computed by applying the federal statutory tax rate (34%) to income before income taxes. The reasons for this difference are as follows:

2006
Computed expected statutory expense (benefit)	$(289,380)
Increase in rate resulting from:
State income taxes, net of federal benefit	(2,492)
Minimum state franchise taxes	6,223
Change in valuation allowance	200,656
Stock compensation expense	91,216
$6,223

The Company provided a full valuation allowance as of December 31, 2006 against its net operating loss carry forwards.

8.  SUBSEQUENT EVENTS

On February 2, 2007, the Company closed an additional portion of its private financing of 20 Units of the Company’s securities, representing $1,000,000 principal amount of 6% Series A Convertible Preferred Stock at $50,000 face value per Unit each Unit convertible at $.35 per share into 142,850 shares of Common Stock and Class A Warrants exercisable for five years at $.35 per share (as adjusted) to purchase 142,850 shares of Common Stock, plus Class B Warrants exercisable for five years at $.35 per share  (as adjusted) to purchase 142,850 shares of Common Stock. The Preferred Stock is subject to forced conversion and the warrants to redemption if the Common Stock trades above certain target levels.

On March 9, 2007, the Board of Directors of the Company accepted the resignation of Frank P. Magliochetti, Jr. as its Chairman of the Board and Chief Executive Officer, effective immediately.  Mr. Magliochetti resigned for personal reasons.  He intends to irrevocably transfer all of his shares beneficially owned of the Company’s capital stock to a foundation he is establishing for colorectal cancer, of which his wife is currently suffering.

Also on March 9, 2007, the Board of Directors of the Company appointed Edwin A. Reilly as CEO and elected Mr. Reilly Chairman.  Mr. Reilly has been serving as President and Chief Operating Officer under a three-year employment agreement entered into on December 20, 2006.

On March 20, 2007, a wholly-owned subsidiary of the Company entered into an Agreement and Plan of Merger to acquire 100% of the outstanding capital stock of Ortho-Medical Products, Inc. (“OMI”) and merge the Buyer with and into OMI, with OMI as the surviving entity.  The aggregate purchase price to be paid is $2,500,000, subject to post-closing adjustments and an escrow, consisting of $500,000 in cash and $2,000,000 in value of AMI Common Stock, based on the 10 day average prior to closing, subject to a floor and a ceiling.  Existing OMI management will continue post closing in accordance with certain employment or consulting agreements to be executed at closing.

9.  BUSINESS UNCERTAINTY

The Company has generated no revenues since the merger.  This raises substantial doubt about our ability to execute our business plan.   The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the acquisition of operating businesses. In particular, the Company expects to raise capital or seek additional financing. While there can be no assurance that such raising of capital or seeking of additional financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms.

10. EMPLOYEE AGREEMENTS/COMMITMENTS/CONTINGENCIES

On December 20, 2006, Andover Medical, Inc. (the “Company”) entered into an employment agreement with Edwing A. Reilly for Mr. Reilly to serve as the Company’s President and Chief Operating Officer (“COO”). Pursuant to his employment agreement Mr. Reilly receives an annual base salary of $150,000 and is eligible for an annual bonus of up to 50% of his base salary based upon the achievement of corporate objectives relating to the Company’s performance. The term of the agreement is for three years commencing August 31, 2006, and will automatically renew for additional one year terms unless notice of non-renewal is provided in accordance with the employment agreement. The Company may terminate the agreement for Cause (as defined) or one year’s prior notice. Mr. Reilly has been awarded stock options to purchase 700,000 shares of Common Stock on December 20, 2006 and shall be granted options to purchase 700,000 shares on each of December 20, 2007 and 2008, at then fair market value with each option vesting over a 12-month period from the date of grant.

Mr. Reilly will participate in the Company’s benefit programs and until such time as the Company’s health plan is established, the Company shall pay Mr. Reilly’s monthly private medical plan premium which shall not exceed $1,200.00 per month. Mr. Reilly shall also be provided with the use of an automobile or an automobile allowance, the cost of either of which shall not exceed $1,000.00 per month.

In connection with the sale of a prior business, Frank Magliochetti, the Company’s former Chairman of the Board and Chief Executive Officer (who served in that capacity from December 20, 2006 until his resignation on March 9, 2007), entered into a non-compete agreement with Otto Bock HealthCare L.P. (“Otto Bock”). Any litigation claims against the Company concerning that non-compete agreement could be costly and time consuming and could divert our management and key personnel from business operations. The non-compete agreement provides that Mr. Magliochetti may not engage in any business competitive with the business of Otto Bock for a period of four years. In February 2007, the Company was advised by the attorneys for Otto Bock that the Company and its CEO, Edwin Reilly, acted in concert with Mr. Magliochetti in breach of his non-compete agreement. Otto Bock claims, among other things, that the Company plans to compete directly in the market for continuous passive motion products and services and in the market for pain management braces, and is doing business with prohibited customers. The Company and Messrs. Magliochetti and Reilly deny any and all wrongdoing. In view of Mr. Magliochetti’s resignation and his non-disclosure of any confidential information prior to such resignation, the Company does not believe this claim has any merit. Although the Company has not been sued by Otto Bock, and Mr. Magliochetti is attempting to resolve the matter amicably, there can be no assurance that the Company will not be sued by Otto Bock, which could have a material adverse effect on the Company’s proposed operations.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

NOT APPLICABLE

Item 8A. Controls and Procedures.

The Company’s Chief Executive Officer (who is also the Chief Financial Officer) is responsible for establishing and maintaining disclosure controls and procedures for the Company.  The Company’s Chief Executive Officer/Chief Financial Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.  As of the end of the period covered by this Annual Report on Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 15d-5. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and timely alerting them to material information relating to the Company required to be included in reports the Company files with the SEC pursuant to the Exchange Act. Subsequent to the date of that evaluation, there have been no significant changes in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information.

There have not been any material changes in the Company’s affairs which have not been described in a report on Form 8-K during the fourth quarter ended December 31, 2006.

PART III

Item 9.                                                           Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors of Andover Medical, Inc.

The following are our current executive officers and directors and their respective ages and positions:

Names	Ages	Position
Edwin A. Reilly	60	Chairman of the Board and Chief Executive Officer (effective March 9, 2007) Chief Operating Officer, Chief Financial Officer and Secretary
Frank Magliochetti, Jr.	50	Chairman of the Board and Chief Executive Officer (until March 9, 2007)
Robert G. Coffill, Jr.	50	Director
Marshall S. Sterman	75	Director
Robert A. Baron	67	Director

Edwin A. Reilly.  Mr. Reilly was elected Chairman of the Board and Chief Executive Officer on March 9, 2007.  See Note 7 of the Notes to the Consolidated Financial Statements for discussion of Mr. Reilly’s appointment.   Mr Reilly was elected President, Chief Operating Officer, and Secretary on August 31, 2006.  Mr. Reilly was Chief Executive Officer, Bellacasa Productions, Inc., a medical device company, from September 2005 to August 2006. Formerly, he was Chief Executive Officer of Ortho Rehab, Inc. from 2004 to 2005, a manufacturer and distributor of continuous passive motion devices.  He was an administrative officer of Med Diversified Inc. (“Med”) from 2001 to 2002 until the above-described bankruptcy proceedings were commenced in November 2002.  He was Med’s Chief Operating Officer from March 2003 to August 2004, Secretary from October 2001 to August 2004, and Executive Vice President of Administration and Human Resources from August 2001 until March 2003. Previously, Mr. Reilly served as Executive Vice President of Administration and Human Resources for Chartwell Diversified Services, Inc. (and its predecessor company) from 1999 to 2001. He was Vice President of Human Resources for Serono Laboratories, Inc. from 1985 to 1999. Prior to that role, he served as Vice President of Human Resources for the International Health Care Group of Revlon, Inc. Mr. Reilly holds an M.B.A. in Corporate Finance from New York University and a B.S. in Economics from Fordham University.

Frank Magliochetti, Jr.  Mr. Magliochetti was elected Chairman of the Board and Chief Executive Officer of the Company on December 20, 2006.  Prior thereto, he served as a consultant to the Company.  He served in that capacity until his resignation on March 9, 2007.  See Note 8 of the Notes to the Consolidated Financial Statements for a discussion of Mr. Magliochetti’s resignation.  Mr. Magliochetti is a seasoned healthcare executive with extensive merger and acquisition experience specializing in the service, product and technology healthcare environment.  Over the last 25 years he has served on numerous Boards of Directors and Advisory Boards.  Prior to joining the Company, Mr. Magliochetti has been an independent healthcare consultant during which time he founded Medical Solutions Management, Inc. in 2005 and currently serves as a consultant to such company.  From August 2001 until September, 2004, Mr. Magliochetti served as Chairman of the Board and Chief Executive Officer of Med Diversified Inc., then the largest healthcare staffing and infusion company in the United States.  In November 2002, Med Diversified filed for bankruptcy following the indictment of National Century Financial Enterprise (NCFE).  NCFE was the lending source for Med Diversified and 116 other companies all of which were closed, sold, restructured or forced into bankruptcy.  The NCFE criminal proceedings were the largest healthcare fraud case brought and there is still an ongoing grand jury investigation.  Since February 2002 he has been Chairman of the Board of Ortho Rebab, Inc., a healthcare device and service company.  He was President of Chartwell Home Therapies from 1996 until 2001.  Mr. Magliochetti has served as Chairman and/or Chief Executive Officer for other companies such as Rehab Medical Holdings LLC, Kontron Cardiovascular Systems, Technogenesis, Implemed, as well as numerous others. He has held senior positions American Hospital Supply and Baxter International. Mr. Magliochetti is also a member of Board of Trustees of The Brooks School.  Mr. Magliochetti holds an A.M.P. Certificate from Harvard Graduate School of Business, G.M.P. Certificate from the Leland Stanford Graduate School of Business, an M.B.A. from Suffolk University and a B.S. in Pharmacy from Northeastern University.

Robert G. Coffill, Jr.  Mr. Coffill was elected to the Company’s Board of Directors on August 31, 2006.  Mr. Coffill has been the Senior Vice President of Field Operations for Medical Solutions Management, Inc. from April, 2005 to the present. Prior thereto, from July 2004 to April 2005, Mr. Coffill served as manager in the New England region for Ortho Rehab, Inc., a manufacturer and distributor of continuous passive motion devices. From January 2000 to January 2002, Mr. Coffill formed, and served as the Chief Executive Officer of, a construction staffing company in New York. He also serves as a Director of Medical Solutions Management, Inc. and WiFiMed Holdings, Inc. From 1978 to 2000 Mr. Coffill had a career in education, serving as a principal and then a superintendent in five school districts located in urban, suburban, and rural environments with school populations ranging from 900 to 3,200 students. Mr. Coffill earned a B.S. from North Adams State College, a Masters in Education from Salem State College and a C.A.E.S from the Boston College Advanced Executive School Management Program.

Marshall S. Sterman.  Mr. Sterman was elected to the Company’s Board of Directors on October 16, 2006.  Mr. Sterman is currently the Chief Executive Officer and President of The Mayflower Group, Ltd., a Boston, Massachusetts based merchant bank, where he has been employed since 1986.  He also serves as a director of Net Currents, Inc. and Chairman of Medical Solutions Management, Inc. and WiFiMed Holdings Inc. He previously served as managing partner of Cheverie and Company and MS Sterman & Associates, both merchant banking firms, and principal of Sterman & Gowell Securities, an investment banking and securities firm.  During his over 40 years of investment banking/corporate finance experience, Mr. Sterman has assisted businesses in obtaining financing as a principal of a registered broker-dealer and as a merchant banker.  Mr. Sterman served as an officer in the US Navy and holds his BA from Brandeis University and his MBA from Harvard University.

Robert A. Baron.  Mr. Baron was elected to the Company’s Board of Directors on November 13, 2006.  Mr. Baron presently serves as a member of the board of directors of three publicly traded companies, Nanosenors, Inc., Hemobiotech, Inc. and Exegenics, Inc.  Nanosensors is a nanotechnology development company whose principal business is the development, manufacturing and marketing of sensors and instruments to detect explosive, chemical and biological agents;  Hemobiotech is a development stage biotechnology company; and Exegenics, which formerly operated as a biotechnology company, is currently seeking to redeploy its assets and actively pursue a new business.  From 1998 to August 2004, he served as President of Cash City Inc., a payday advance and check cashing business. Previously, Mr. Baron served as President of East Coast Operations of CSS/TSC, a subsidiary of Tultex, Inc., a New York Stock Exchange listed company engaged in the manufacturing of activewear products, such as t-shirts, and as Chairman of T-Shirt City Inc., a company engaged in the distribution of activewear products. Mr. Baron received his B.S. degree from Ohio State University.  Mr. Baron was a limited partner in Meyers Associates, LP from February 2002 until July 2006.  Meyers Associates, LP is currently serving as our financial advisor and is an NASD member firm.

Board of Directors Committees and Meetings

From August 31, 2006 (the date of our reorganization and change of control of the Board) through December 31, 2006, our Board of Directors held one meeting which was attended by all directors and took action by written consent on 9 occasions.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the Board (the “Nominating Committee”) currently consists of Robert A. Baron, Chairman, and Marshall Sterman, each of whom is independent as such term is defined in Rule 4200(a)(15) of the Nasdaq listing standards, as amended.  The Nominating Committee held no meetings during the fiscal year ended December 31, 2006.  The Nominating Committee evaluates the appropriate size of the Board, recommends a change in the composition of members of the Board to reflect the needs of the business, interviews prospective candidates, makes recommendations to the Board as to the nominees for directors, and formally proposes the slate of directors to be elected at each Annual Meeting of the Stockholders.  A current copy of the Nominating Committee’s charter is attached hereto as Exhibit 99.2.

Although the Nominating Committee does not establish minimum qualifications for director candidates, it will consider, among other factors:

•                  Broad experience, diversity

•                  Wisdom and integrity

•                  Judgment and skill

•                  Understanding of the Company’s business environment,

•                  Experience with businesses and other organizations of comparable size.

•                  Ability to make independent analytical inquiries,

•                  The interplay of the candidate’s experience with the experience of other Board members,

•                  The extent to which the candidate would be a desirable addition to the Board and any committees of the Board, and

•                  Willingness to devote adequate time to the Board.

The Nominating Committee will consider all director candidates recommended by stockholders.  Any stockholder who desires to recommend a director candidate may do so in writing, giving each recommended candidate’s name, biographical data, and qualifications, by mail addressed to the Chairman of the Nominating Committee, in care of Andover Medical, Inc.:  Attention:  Secretary.  A written statement from the candidate consenting to being named as a candidate and, if nominated and elected, to serve as director, must accompany any stockholder recommendation.  Members of the Nominating Committee will assess potential candidates on a regular basis.

Compensation Committee

The Compensation Committee of the Board currently consists of Robert Coffill, Jr., Chairman, and Marshall Sterman, each of whom is independent as such term is defined in Rule 4200(a)(15) of the Nasdaq listing standards, as amended.  The Compensation Committee held one (1) meeting during the fiscal year ended December 31, 2006.  The Committee makes recommendations to the Board as to the salaries of the CEO and President, sets the salaries of the other elected officers and reviews salaries of certain other senior executives.  It grants incentive compensation to elected officers and other senior executives and reviews guidelines for the administration of the Company’s incentive programs.  The Compensation Committee also reviews and approves or makes recommendations to the Board on any proposed plan or program which would benefit primarily the senior executive group.

Audit Committee

The Audit Committee of the Board currently consists of  Marshall Sterman, as Chairman, Robert Coffill, Jr. and Robert A Baron, each of whom is independent as such term is defined in Rule 4200(a)(15) of the Nasdaq listing standards, as amended.  The Board has determined that Marshall Sterman is an “audit committee financial expert” as defined by Item 401(e) of Regulation S-B.  The Audit Committee did not meet during the fiscal year ended December 31, 2006.  Each year it will recommend the appointment of a firm of independent public accountants to examine the financial statements of the Company and its subsidiaries for the coming year.  In making this recommendation, it reviews the nature of audit services rendered, or to be rendered, to the Company and its subsidiaries.  The Audit Committee reviews with representatives of the independent public accountants the auditing arrangements and scope of the independent public accountants’ examination of the financial statements, results of those audits, their fees and any problems identified by the independent public accountants regarding internal accounting controls, together with their recommendations.  It also meets with the Company’s financial management to review reports on the functioning of the Company’s programs for compliance with its policies and procedures regarding ethics and those regarding financial controls and internal auditing.  This includes an assessment of internal controls within the Company and its subsidiaries based upon the activities of the Company’s internal auditing staffs, as well as an evaluation of the performance of those staffs.  The Audit Committee is also prepared to meet at any time upon request of the independent public accountants or the Company’s financial management to review any special situation arising in relation to any of the foregoing subjects.  Pursuant to the rules mandated by the SEC and the Nasdaq listing standards, as amended, the Board has adopted an Audit Committee Charter which sets forth the composition of the Audit Committee, the qualifications of Audit Committee members and the responsibilities and duties of the Audit Committee.  A current copy of the Company’s Audit Committee Charter has been filed as an Exhibit 99.1 to this report.

Andover Medical Advisory Boards

During October and November of 2006, the Company formed Orthopedic, Urology and Podiatric  Advisory Boards, each of whose purpose is to assist the Company in identifying strategic market opportunities and determining how best to address them.

Orthopedic Advisory Board, William Tobin, Chairman

William Tobin, Chairman of the Orthopedic Advisory Board is president and founder of O.R.Specialities (“ORS”), an orthopedic surgical equipment distribution organization.  ORS distributes to hospitals and surgery centers in the markets of Long Island, New York City, southern New York state, northern New Jersey, Connecticut, Rhode Island, and western Massachusetts.  It provides on site technical service and consults with customers on everything from start up surgery centers to design of state of the art operating rooms.  It also consults with  surgeon customers on technical surgical procedures, as well as providing extensive training venues for multiple aspects of orthopedic medicine.  Mr. Tobin is also a principal of Ortho-Medical Products, Inc., a full service durable medical equipment, respiratory, orthotic and prosthetic company that services the markets of New York State, northern New Jersey, Connecticut, Rhode Island, and western Massachusetts.  AMI signed a definitive merger agreement on March 20, 2007 to acquire Ortho-Medical Products, Inc.

Also on the Board is Brian P. McKeon, M.D., who is the chief medical officer and head team physician of the Boston Celtics and has been with the Celtics organization for the past eight seasons. An internationally published author and presenter, Dr. McKeon is affiliated with a number of professional societies including the American Orthopedic Society of Sports Medicine and the Professional Team Physician’s Society. He is currently participating in several clinical trials and has funded research studies in his primary research area, articular cartilage. Upon graduating cum laude from the University of Connecticut in 1988 with a BS in Biology, Dr. McKeon received his medical degree with honors from Georgetown University’s School of Medicine. Following his residency and internship training with the University of Connecticut’s Integrated Residency Program, he completed a Sports Medicine Fellowship at New England’s Baptist Hospital in Boston.  He is currently an assistant clinical professor of orthopedics at the Tufts University School of Medicine and a Sports Medicine Fellowship Instructor at New England Baptist Hospital.

Urology Advisory Board, Dr. Peter Rosenblat, Chairman

Dr. Peter Rosenblatt, an innovator in the field of operative laparoscopy and pelvic reconstructive surgery, holds several patents for surgical instruments and has worked with several companies to develop new procedures for pelvic prolapse and stress incontinence. Affiliated with many Boston-area hospitals and teaching programs, Dr. Rosenblatt has been Mount Auburn Hospital’s Director of Urogynecology and Pelvic Reconstructive Surgery since 1995, and has directed that fellowship program since 1999. He is also the Director of Urogynecology at Beth Israel Deaconess Medical Center, and an Assistant Professor of Obstetrics, Gynecology and Reproductive Biology at Harvard Medical School. Speaking regionally and nationally on topics related to urogynecology and pelvic reconstructive surgery, Dr. Rosenblatt is a fellow of the American College of Obstetricians and Gynecologists and an active member of several other organizations. He is co-founder of the New England Association of Gynecologic Laparoscopists (NEAGL), which offers training to attendings and residents of Ob/Gyn programs and hosts meetings of laparoscopic surgeons to share interesting cases and innovative techniques.

Dr. Rosenblatt received his BA from Brown University and his MD from Tufts University School of Medicine. He completed his internship and residency in Obstetrics and Gynecology at University of Massachusetts Medical School and returned to Brown to complete his fellowship in Urogynecology and Pelvic Reconstructive Surgery

Podiatric Advisory Board, Dr. Peter J. Bregman, Chairman

Dr. Peter J. Bregman, chairman of the Podiatry Advisory Board has been in private practice for 10 years and serves on the board of the American Association of Lower Extremity Peripheral Nerve Surgeons.  His special interests include Peripheral Neuropathy and Pediatric foot problems.  He is active in teaching, lecturing, and writing for scientific journals.  His credentials include a doctor of podiatric medicine from the Temple School of Podiatric Medicine (1994); chief resident at Cambridge Hospital; Tufts University Achievement of Excellence (2002); and Cambridge Residency Program Attending Physician of the Year (2003).

Section 16(a) Beneficial Ownership Reporting Compliance with Section 16(a) of the Exchange Act

NOT APPLICABLE

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, that is designed to comply with Item 406 of Regulation S-B.  A copy of the Company’s Code of Ethics is attached hereto as Exhibit 14.1.  A copy of the Company’s Code of Ethics will also be furnished, without charge, in print to any person who requests such copy by writing to the Corporate Secretary, 510 Turnpike Street, Ste. 204 N. Andover, MA 01845.

Item 10.                 Executive Compensation.

The following table shows information concerning all compensation paid for services to the Company in all capacities during the year ended December 31, 2006 or accrued within the current fiscal year as to the Chief Executive Officer, Chief Financial Officer, and each of the other three most highly compensated executive officers of the Company who served in such capacity at the end of the last fiscal year (the “Named Executive Officers”) whose total annual salary and bonus exceeded $100,000:

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)		Stock Awards ($) (e)	Option Awards ($) (f)	(1)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)
Frank Magliochetti, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board	12/31/06	$2,308	(2)	—	(3)	—	$682,245	(4)	—	—	$60,000	(3)	$684,553
Edwin Reilly, Chief Operating Officer, and Secretary	12/31/06	$46,729	(6)	—	(7)	—	$289,479	(8)	—	—	$8,594	(9)	$341,932

(1)           Please see the discussion of relevant FAS 123R valuation assumptions contained in the notes to the Company’s most recent financial statements.

(2)           Pursuant to his Employment Agreement, dated December 20, 2006, Mr. Magliochetti was to receive an annual base salary of $200,000.

(3)           Mr. Magliochetti was eligible for an annual bonus (in cash or stock) in an amount up to 50% of his base salary paid quarterly based on the achievement of corporate objectives relating to the Company’s performance.

(4)           6,500,000 shares of common stock at market price vesting over 30 days from 12/20/06.  The Board determined the exercise price of $0.38 per share is equal to the fair market value on December 27, 2006.  See “2006 Employee Stock Incentive Plan” section.

(5)           Includes consulting fee of $12,500 per month, monthly private medical plan premium (not to exceed $1,500 per month), anduse of automobile with lease is not to exceed $1,000 per month.

(6)           Pursuant to his Employment Agreement, dated December 20, 2006, Edwin Reilly is to receive an annual base salary of $150,000.

(7)           Mr. Reilly is eligible for an annual bonus in an amount up to 50% of his base salary paid quarterly based on the achievement of corporate objectives relating to the Company’s performance.

(8)           Mr. Reilly was awarded stock options to purchase 700,000 shares of Common Stock on December 20, 2006, and shall be granted options to purchase 700,000 shares on each of December 20, 2007 and December 20, 2008, with each option vesting over a 12-month period from the date of grant.  The Board determined that the exercise price of $0.38 per share is equal to the fair market value on December 27, 2006.  The options to be granted in 2007 and 2008 shall be granted at the then fair market value.  Mr. Reilly received stock options to purchase 1,250,000 shares of Common Stock at an exercise price of $0.06 per share in accordance with the 2006 Employee Stock Incentive Plan, adopted on August 31, 2006.

(9)           Includes monthly private medical plan premium of $1,144.05 per month and automobile allowance  of $1,000 per month.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Share or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Frank P. Magliochetti	1,354,167	5,145,833	0	$0.38	12/27/16
Edwin A. Reilly	416,667	833,333	0	$0.06	8/31/16
Edwin A. Reilly	58,333	641,667	0	$0.38	12/27/16

Director Compensation

Name (a)	Fees Earned or Paid in Cash (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Robert G. Coffill, Jr.	5,192		29,457				34,649
Marshall Sterman	3,750		2,298				6,048
Robert A. Baron	2,019		2,298				4,317

Employment Agreement

On December 20, 2006, Andover Medical, Inc. (the “Company”) entered into an employment agreement with Edwin A. Reilly for Mr. Reilly to serve as the Company’s President and Chief Operating Officer (“COO”). Pursuant to his employment agreement Mr. Reilly receives an annual base salary of $150,000 and is eligible for an annual bonus of up to 50% of his base salary based upon the achievement of corporate objectives relating to the Company’s performance. The term of the agreement is for three years commencing August 31, 2006, and will automatically renew for additional one year terms unless notice of non-renewal is provided in accordance with the employment agreement. The Company may terminate the agreement for Cause (as defined) or one year’s prior notice. Mr. Reilly has been awarded stock options to purchase 700,000 shares of Common Stock on December 20, 2006 and shall be granted options to purchase 700,000 shares on each of December 20, 2007 and 2008, at then fair market value with each option vesting over a 12-month period from the date of grant.

Mr. Reilly will participate in the Company’s benefit programs and until such time as the Company’s health plan is established, the Company shall pay Mr. Reilly’s monthly private medical plan premium which shall not exceed $1,200.00 per month. Mr. Reilly shall also be provided with the use of an automobile or an automobile allowance, the cost of either of which shall not exceed $1,000.00 per month.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

None.

2006 Employee Stock Incentive Plan

The Company’s 2006 Employee Stock Incentive Plan (the “2006 Plan”) was filed with the Company’s Form 8-K on November 14, 2006.  The Board of Directors adopted amendments to the 2006 Plan on December 27, 2006 in order to motivate participants by means of stock options and restricted stock to achieve the Company’s long-term performance goals and enable our employees, officers, directors and consultants to participate in our long term growth and financial success.  The 2006 Plan, which is administered by our Board of Directors, authorizes the issuance of a maximum of 15,000,000 shares of our Common Stock, which may be authorized and unissued shares or treasury shares.  The Employment Agreement Options (as defined below) and Directors’ Options (as defined below) shall be deemed Incentive Stock Options (as defined in the 2006 Plan) to the maximum extent permitted by Section 422 of the Internal Revenue Code including a five-year limit on exercise for 10% or greater stockholders with any excess grant to the above individuals over the limits set by Section 422 being Non-Qualified Stock Options as defined in the 2006 Plan.  Both the Incentive Stock Options or any Non-Qualified Stock Options must be granted at an exercise price of not less than the fair market value of shares of Common Stock at the time the option is granted and Incentive Stock Options granted to 10% or greater stockholders must be granted at an exercise price of not less than 110% of the fair market value of the shares on the date of grant. If any award under the 2006 Plan terminates, expires unexercised, or is cancelled, the shares of Common Stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards.  The 2006 Plan will terminate on December 27, 2016.

On August 31, 2006, the Company granted a total of 2,500,000 Incentive Stock Options valued at $162,956, including 1,250,000 options to each of Edwin A. Reilly, its sole officer, and Robert G. Coffill, Jr., its sole director. The options expire 10 years from the date of issuance and have an exercise price of $.06 per share. One—twelfth of the options shall vest and be exercisable on the last day of each month over a 12-month period starting with September 30, 2006, subject to acceleration in the event of a Material Transaction (as defined in the 2006 Plan).

On December 27, 2006, the Board of Directors granted Edwin Reilly, then the Chief Operating Officer, options under the Employment Agreement referenced above in the “Employment Agreements” section (the “Employment Agreement Options”) providing for the purchase of 700,000 shares of the Company’s Common Stock under the 2006 Plan.  The Board determined the exercise price of $0.38 per share of Common Stock equals 100% of the fair market value per share as of December 27, 2006.  The shares underlying the Employment Agreement Options to Edwin Reilly shall be vested and exercisable in 12 equal installments ending on December 20, 2007.  Pursuant to his Employment Agreement, Edwin Reilly shall be granted additional options to purchase 700,000 shares on each of December 20, 2007 and December 20, 2008, with each option vesting over a 12 month period from the date of grant;

On December 27, 2006, the Board of Directors granted options (the “Directors’ Options”) to acquire 225,000 shares of the Common Stock to each of Robert G. Coffill, Marshall Sterman, and Robert A. Baron (the “Directors”) under the 2006 Plan.  The Directors’ Options for each of the Directors shall be vested and exercisable in 36 equal monthly installments ending on December 20, 2009.  The Board determined the exercise price of $0.38 per share equals 100% of the fair market value per share of Common Stock as of December 27, 2006.

Item 11.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Persons and groups owning in excess of five percent of our Common Stock are required to file certain reports with the SEC disclosing such ownership pursuant to the Exchange Act. Based upon such reports, as of December 31, 2006, management knows of no persons other than those identified below who were beneficial owners of more than five percent of the outstanding shares of Common Stock.

The following table sets forth information with respect to the beneficial ownership of our issued and outstanding common stock by each director, the Chief Executive Officer, the Chief Financial Officer, the Chief Operating Officer, the other named executive officers, all executive officers of the Company and directors as a group, and beneficial owners of more than five percent of the 24,556,000 issued and outstanding shares of Common Stock as of December 31, 2006:

Name of Beneficial Owner	Title of Class	Total Number of Shares Owned Beneficially (1)		Percent of Class (1)
Frank Magliochetti (2)	Common Stock	11,500,000	(3)(10)	32%
Edwin A. Reilly (2)	Common Stock	1,229,173	(4)	4.8%
Robert G. Coffill, Jr. (2)	Common Stock	968,753	(5)(11)	3.8%
Marshall Sterman (2)	Common Stock	31,250	(11)	*
Robert A. Baron (2)	Common Stock	31,250	(11)	*
Bruce Meyers (6)	Common Stock	3,000,000	(7)	12.2%
Meyers Associates, LP (6)(8)	Common Stock	1,500,000		6.1%

Total number of shares owned by directors and executive officers as a group (5 persons)	Common Stock	13,760,426		35.9%

* Less than 1% of the issued and outstanding shares.

(1)                                  Except as otherwise noted in the footnotes to this table, the named person owns directly and exercises sole voting and investment power over the shares listed as beneficially owned by such person.  Includes any securities that such person has the right to acquire within sixty days pursuant to options, warrants, conversion privileges or other rights. On December 31, 2006, there were 24,556,000 shares of our common stock issued and outstanding.  As of that date, (i) 15,000,000 shares of Common Stock were reserved for issuance under our 2006 Plan of which 10,375,000 options had been granted, in the aggregate; and (ii) approximately 41,698,000 shares of our common stock were reserved for issuance pursuant to other securities exercisable for, or convertible into or exchangeable for, shares of our common stock.

(2)                                  The mailing address of this person is 514 Turnpike Street #204, N. Andover, MA 01845.

(3)                                  Includes 2,000,000 shares transferred by Mr. Magliochetti to two irrevocable trusts for his two daughters over which shares Mr. Magliochetti disclaims beneficial ownership.  Peter S. Johnson, Esq., is the trustee who holds voting and dispositive power with respect to the 2,000,000 shares of Common Stock. Also includes 3,000,000 shares of Common Stock which Mr. Magliochetti agreed to previously transfer in March 2007 to an independent foundation over which shares he disclaims any beneficial ownership.

(4)                                  Includes 1,229,173 shares of Common Stock underlying stock options held by this person that are exercisable within the next 60 days; however, does not include 720,827 shares of Common Stock underlying stock options that are not currently exercisable within the next 60 days of which 312,497 shares vest over the eight month period ending on August 31, 2007, and 408,330 shares vest over the next twelve months ending on December 20, 2007.

(5)                                  Includes 968,753 shares of Common Stock underlying stock options that are held by this person that are exercisable within the next 60 days; however, does not include 506,247 shares of Common Stock underlying stock options that are not currently exercisable within the next 60 days of which 193,750 shares vest over the period ending on December 20, 2010, and 312,497 vest over the eight month period ending August 31, 2007.

(6)                                  The mailing address of this person is Meyers Associates LP, 45 Broadway, New York, NY 10006.

(7)                                  Includes 1,500,000 shares owned by Meyers Associates LP, of which Mr. Meyers is President.

(8)                                  Voting and dispositive power with respect to the shares owned by this stockholder is held by Bruce Meyers, President.

(9)                                  The mailing address of this person is P.O. Box N 48890, Nassau Bahamas.  Voting and dispositive power with respect to the shares owned by this stockholder is held by Veronique Noi.

(10)                            Pursuant to his employment agreement, dated December 20, 2006, Frank Magliochetti received an initial award of 6,500,000 shares at market price vesting on January 19, 2007.

(11)                            Pursuant to the 2006 Plan, as amended, Robert G. Cofill, Jr., Marshall Sterman and Robert A. Baron each were granted options to purchase 225,000 shares of Common Stock that vest in 36 equal installments ending on December 20, 2009.

Item 12.                 Certain Relationships and Related Transactions

On August 31, 2006, the Company, formerly known as Snow & Sail Sports, Inc. (“Snow & Sail”), entered into a reorganization agreement (the “Reorganization Agreement”) pursuant to which the Company spun off its existing business, replaced its management and changed its corporate name and business (the “Transaction”).  See Item 1 - “Description of Business.”

In connection with the Transaction, the Company issued an aggregate of 10,000,000 restricted shares of its Common Stock to management and certain affiliates in exchange for $10 and other valuable consideration, pursuant to the Reorganization Agreement.  Included in this issuance was 3,000,000 shares subsequently assigned to Frank Magliochetti (which he agreed to irrevocably transfer to an independent foundation in March 2007) plus 2,000,000 shares transferred by Mr. Magliochetti to two irrevocable trusts for his two daughters, over which 5,000,000 shares Mr. Magliochetti disclaims beneficial ownership.  As part of the Reorganization Agreement, the principals of Andover Management Services, Inc. (“AMSI”) transferred to the Company all right, title and interest to the business of AMSI, including, but not limited to, letters of intent for acquisitions, an office lease, office furniture and cash.

See “Employment Agreements” above for information on stock options granted to and employment agreements entered into by the Company with Frank Magliochetti and Edwin Reilly,  in 2006.

See “2006 Employee Stock Incentive Plan” above for information on stock options granted by the Company to Frank Magliochetti, Edwin Reilly, Robert G. Coffill, Jr., Marshall Sterman, and Robert A. Baron.

Otherwise, none of our directors or officers, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests.  In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

Item 13.                 Exhibits

Exhibit No.	Description of Exhibit	Location
2.1	Reorganization Agreement, dated as of August 31, 2006.	Previously filed as Exhibit 2.1 to the Form 8-K of Andover Medical, Inc. filed on September 7, 2006 (File No. 333-128526).

3.1	Certificate of Amendment to Certificate of Incorporation.	Previously filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on September 7, 2006 (File No. 333-128526).

10.1	Employment Agreement dated December 20, 2006 between the Company and Frank P. Magliochetti, Jr.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2006 (File No. 333-128526).

10.2	Employment Agreement dated December 20, 2006 between the Company and Edwin A. Reilly.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2006 (File No. 333-128526).

10.3	Office Lease between McGarry Management LLC and Andover Management Services, Inc.dated July 31, 2006	Filed herewith

14.1	Company’s Code of Ethics	Filed herewith.

31.1	Section 1350 Certification	Filed herewith.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	Filed herewith.

99.1	Audit Committee Charter	Filed herewith.

99.2	Nominating Committee Charter	Filed herewith.

*                    The Section 906 Certification will not be deemed to be filed for purposes of Section 18 of the Exchange Act.

ITEM 14.               Principal Accountant Fees and Services

Mantyla, McReynolds, LLC was the Company’s independent auditor and examined the financial statements of the Company for the fiscal year ending December 31, 2006.

Audit Fees

Mantyla, McReynolds, LLC expects aggregate fees of approximately $15,000 for the fiscal year ended December 31, 2006 for professional services rendered for the audit of the Company’s annual financial statements.

Audit Related Fees

Mantyla, McReynolds, LLC was not paid additional fees for the fiscal year ended December 31, 2006 for assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees

Mantyla, McReynolds, LLC was not paid additional fees for the fiscal year ended December 31, 2006 for professional services rendered for tax compliance, tax advice and tax planning during the fiscal year ended December 31, 2006.

All Other Fees

Mantyla, McReynolds, LLC was not paid additional fees for professional services during the fiscal year ended December 31, 2006.

Audit Committee

Marshall S. Sterman is the Chairman of the Audit Committee, which also includes Robert G. Coffill, Jr. and Robert A. Baron.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2007	Andover Medical, Inc.

	By:	/s/ Edwin A. Reilly
Edwin A. Reilly, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By:	/s/ Edwin A. Reilly	March 28, 2007
Edwin A. Reilly,
Chief Executive Officer and Chief Financial
Officer (Principal Financial and Accounting Officer)

By:	/s/ Robert G. Coffill, Jr	March 28, 2007
Robert G. Coffill, Jr., Director

By:	/s/ Marshall Sterman	March 28, 2007
Marshall Sterman, Director

By:	/s/ Robert A. Baron	March 28, 2007
Robert A. Baron, Director