Form 10QSB
period 2007-03-31
Andover Medical, Inc.
filed 2007-05-15
CIK 1339256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number: 333-128526

ANDOVER MEDICAL, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	51-0459931
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

510 Turnpike Street, Ste. 204
N. Andover, MA 01845
(Address of principal executive offices)

(978) 557-1001
(Issuer’s telephone number)

N/A

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
                  Yes:  ☐   No:  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  There were a total of 29,284,571 shares of the registrant’s common stock, par value $.001 per share, outstanding as of May 14, 2007 and no other classes of common stock.

Transitional Small Business Disclosure Format (Check One):  Yes:  ☐   No:  ☒

Andover Medical, Inc

Quarterly Report on Form 10-QSB

Period Ended March 31, 2007

PART I.      FINANCIAL INFORMATION

Item 1.  Financial Statements

Andover Medical, Inc

Condensed Consolidated Balance Sheet

	March 31,	December 31,
	2007	2006
		(audited)
ASSETS

Current assets:
Cash	$4,141,624	$2,377,572
Prepaid expenses and other current assets	263,972	133,974
Total current assets	4,405,596	2,511,546

Property and equipment, net	60,686	56,069
Deposits	8,893	8,893
Total assets	$4,475,175	$2,576,508

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$114,344	$29,944
Accrued expenses	170,603	135,395
Notes Payable, net of $132,822 discount	—	27,178
Total current liabilities	284,947	192,517

Shareholders’ equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized, 5,628 outstanding	6	3
Common stock, $.001 par value; 99,000,000 shares authorized, 24,556,000 outstanding	24,556	24,556
Additional paid-in capital	5,915,112	3,101,614
Stock subscription receivable	—	(12,500)
Accumulated deficit	(1,749,447)	(729,682)
Total shareholders’ equity	4,190,228	2,383,991

Total liabilities and shareholders’ equity	$4,475,175	$2,576,508

See accompanying notes to the condensed consolidated financial statements.

Andover Medical, Inc

Condensed Consolidated Statement of Operations
for the period ended March 31, 2007

(Unaudited)

Revenue	$0
Costs of revenue	0
Gross profit	0
General and administrative expenses (including stock-based compensation expense of $679,652)	995,923
Operating loss	(995,923)

Interest expense	(47,448)
Interest income	32,723
Loss before income tax expense	(1,010,648)

Provision for income taxes	9,117
Net loss	$(1,019,765)

Net loss per share:
Basic and diluted	$(.04)

Weighted average number of common shares outstanding:
Basic and diluted	24,556,000

See accompanying notes to the condensed consolidated financial statements.

Andover Medical, Inc

Condensed Consolidated Statement of Cash Flows
for the period ended March 31, 2007

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,019,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,114
Share based compensation and stock issued for consulting expenses	679,652
Accrued interest and fees related to bridge loan	47,448
Changes in operating assets and liabilities:
Increase in other receivables	(11,614)
Increase in prepaid expenses	(118,384)
Increase in accounts payable and accruals	119,608
Net cash used in operating activities	(298,941)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,732)
Net cash used in investing activities	(8,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on convertible bridge loans	(100,000)
Issuance of preferred stock, net of offering costs	2,133,850
Other equity adjustments	37,875
Net cash provided by financing activities	$2,071,725

Net increase in cash and cash equivalents	1,764,052
Cash and cash equivalents at beginning of period	2,377,572
Cash and cash equivalents at end of period	$4,141,624

Noncash activities:
Stock issued for Debt	$62,532

Supplemental cash flow information:
Cash paid for interest	$0
Cash paid for taxes	$6,233

See accompanying notes to the condensed consolidated financial statements.

ANDOVER MEDICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2007
(UNAUDITED)

NOTE 1                                                 BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented. The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

These consolidated financial statements should be read in conjunction with the consolidated financial statements of Andover Medical Inc., (the “registrant”, “Company” or “AMI”) and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2006, filed by the Company with the SEC.

NOTE 2                                                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)                              Principles of Consolidation

The condensed consolidated financial statements as of March 31, 2007, include the amounts of AMI and its subsidiary Andover Management Services, Inc. (“AMSI”).  All intercompany accounts and balances have been eliminated in consolidation.

(B)                                Use of Accounting Estimates

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

(C)                                Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of the individual assets (three to seven years).  Depreciation expense for the period ended March 31, 2007 was $4,114.  The following table summarizes total Property and Equipment:

Office furniture	$29,342
Computer equipment	25,361
Computer software	5,900
Leasehold improvements	5,630
Telephone equipment	4,620
Less accumulated depreciation	(10,167)
Net Property and Equipment	$60,686

(D)                               Stock Based Compensation

The Company issues stock options, stock appreciation rights and restricted shares of common stock under one share-based compensation plan. At March 31, 2007, 15 million shares of common stock are authorized for issuance under the Company’s share-based compensation plan. Stock option and restricted share awards are granted at the fair market value of the Company’s common stock on the date of grant. Stock option awards vest over a period determined by the compensation plan, ranging from one to three years, and generally have a maximum term of ten years. Restricted shares of common stock vest over a period of time determined by the Compensation Committee of the Board of Directors.

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment (“SFAS 123R”), which require companies to measure and recognize compensation expense for all share-based payments at fair value. For the three month period ended March 31, 2007, the Company recognized $679,652 in compensation expense related to stock options. The recognition of total stock-based compensation expense impacted basic and diluted net income per common share by approximately $0.03 during the period ended March 31, 2007.  The Company calculates the fair value of stock options using the Black-Scholes model. The total value of the stock option awards is expensed ratably over the requisite service period of the employees receiving the awards.

(E)                                 Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Fair Value Measurements (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on our financial statements.

NOTE 3                                                 PROMISSORY NOTES

As of December 31, 2006, the Company had outstanding Bridge Notes payable to six investors, in amount of $160,000, bearing interest at 10% per annum. This obligation is recorded as notes payable net of a $132,822 discount associated with the shares of common stock issued coincident with the notes.  On March 29, 2007, investors holding $60,000 in principal loan value converted their Bridge Notes and accrued interest into 62.7 shares of the Company’s 6% Series A Convertible Preferred Stock.  The remaining balance of $100,000 plus accrued interest was paid off.  As of March 31, 2007, the Company had no outstanding promissory notes payable.

NOTE 4                                                 STOCKHOLDERS’ EQUITY

 Share-Based Compensation.

In accordance with newly adopted SFAS No. 123R, for the period ended March 31, 2007, $679,652 of share-based compensation expense was recorded as an increase to additional paid in capital for share-based payment awards made to the Company’s employees and directors, based on the estimated fair values of stock options vesting during the period.

Preferred Stock

The Company’s Certificate of Incorporation authorizes the issuance of 1 million shares of $.001 par value preferred stock.  The Company’s board of directors (the “Board of Directors”) has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.  Effective March 29, 2007, the Company closed the final portions of its private financing resulting in the issuance of 2,425 shares of 6% Series A Convertible Preferred Stock at $1,000 face value.  Each share of Preferred Stock is convertible into 2,857 shares of Common Stock. Under the Offering, the Preferred Stock is subject to forced conversion if the Common Stock trades above $1.75 per share for 30 consecutive trading days prior to the date of notice of conversion.

NOTE 5                                                 SUBSEQUENT EVENTS

On May 4, 2007, Andover Management Services, Inc., a wholly-owned subsidiary of AMI (“Buyer”) and AMI, as Guarantor, completed the acquisition of 100% of the outstanding capital stock of Ortho-Medical Products, Inc. (“OMI”) and the merger (the “Merger”) of the Buyer with and into OMI, with OMI as the surviving entity. The purchase price consisted of $300,000 in cash, including an unsecured promissory note to the sellers in the amount of $100,000 due one year from closing with a simple interest rate of 6% per annum, and an aggregate of 3,300,000 shares of AMI common stock. Under the Merger Agreement, OMI management will continue post closing in accordance with certain employment or consulting agreements. The sellers included Marc Waldman and William Tobin, who will each serve as a consultant to both OMI and AMI; Jeanne Wilde, who will remain with OMI as its Administration Director; Joseph Anastasio, who will remain with OMI as its General Manager. OMI is a full-service company specializing in procedure specific orthopedic durable medical equipment (DME), respiratory equipment, and orthotics and prosthetics. Founded in 1982, it focuses on servicing the needs of patients in the Tri-State New York Region; explicitly the five boroughs of New York City, Nassau, Suffolk, and Westchester Counties, Northern New Jersey, Upper New York State, and the State of Connecticut. With four locations, three in New York and one in Connecticut, OMI has approximately 25 employees who work to make this network available to Case Managers, Preferred Provider Organizations and Health Maintenance Organizations. OMI has contracted with approximately 50 health insurance payers, plus Medicare and Medicaid. The audited financial performance of OMI for the year ended December 31, 2006 reflected net sales of approximately $3.2 million.

On May 11, 2007, Rainier Acquisition Corp. (the “Buyer”), a wholly-owned subsidiary of AMI, completed the acquisition of all the issued and outstanding capital stock of Rainier Surgical Incorporated (“RSI”).  The acquisition was pursuant to a Stock Purchase Agreement entered into on May 11, 2007, by and among the Buyer, RSI and Garth Luke, as Seller.  Headquartered in Auburn, Washington, RSI specializes in the sales, service, distribution, and marketing of orthopedic DME. The purchase price consisted of $2,675,000 in cash, and an aggregate of 1,428,571 shares of AMI’s common stock. Under the Stock Purchase Agreement, Garth Luke, as Seller, entered into a four-year employment contract with RSI as President.  Mr. Luke will be employed at RSI’s offices in Auburn, Washington, will be compensated $158,400 per annum and is entitled to stock options as part of AMI’s 2006 Employee Stock Incentive Plan. Mr. Luke agreed not to compete with RSI for a period of three years after the closing date and two years after termination. Established in 1991, Rainier Surgical is the largest stock and bill provider of orthopedic DME in the state of Washington.  Currently, Rainier Surgical has more than 45 trained and experienced staff members.  Through its stock and bill program, Rainier Surgical successfully minimizes the overhead cost and expense physicians, clinics, hospitals, and surgery centers incur when prescribing and distributing orthopedic DME products to their patients.

On May 11, 2007, the Registrant and its wholly-owned subsidiaries entered into a $5.0 million Credit Agreement with TD BANKNORTH, N.A. (the “Credit Agreement”). The borrowing capacity available to the Registrant under the Credit Agreement consists of notes representing a two-year $4.0 million Senior Secured Revolving Credit Facility and a five-year $1.0 million Senior Secured Convertible Revolving Acquisition Loan Facility.  All borrowings under the Credit Agreement will bear interest at either (i) a rate equal to LIBOR, plus an Applicable Margin (as defined in the Credit Agreement), or (ii) a Base Rate (as defined in the Credit Agreement)  plus an Applicable Margin. The Credit Agreement will be utilized to replace commitments and outstandings under Rainier Surgical Incorporated’s existing credit facility. Proceeds of the Credit Agreement are to be used for acquisition, working capital and for general corporate purposes.

NOTE 6                                                 BUSINESS UNCERTAINTY

The Company has generated no revenues, has incurred a net loss of $1,749,447 and negative cash flows from operating activities of $657,463 since inception and has only recently consummated acquisitions of operating businesses (see Note 6 of the Notes to Condensed Consolidated Financial Statements). These factors raise substantial doubt about our ability to execute our business plan.   The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the performance of recently acquired operating businesses and the continued acquisition of operating businesses. In particular, the Company expects to raise capital or seek additional financing. While there can be no assurance that such raising of capital or seeking of additional financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms.

NOTE 7                                                 COMMITMENTS AND CONTINGENCIES

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

Stock based Compensation Expense.

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

Material Changes in Results of Operations for the period ended March 31, 2007

Revenues. As noted previously, we are seeking acquisitions to establish a nationwide subsidiary network and plan to offer physicians the largest selection of competitively priced brand-name DME, and urodynamic diagnostic and treatment products.  As such, we have not yet generated revenues from continuing operations during the period ended March 31, 2007.  We completed the acquisition of our first tow operating companies in May 2007.

Operating expenses. We have incurred operating expenses of $995,923, for the period ended March 31, 2007, including $679,652 in compensation expense related to share based payment awards.  Other operating expenses are comprised primarily of wages, rent, insurance and professional fees.

Interest expense. Interest expense totaled $47,448 through March 31, 2007, and was related to the Bridge Offering Promissory Notes.

Provision for income taxes. The Company had an income tax provision for state income and franchise taxes for the period ended March 31, 2007 totaling $9,117. No tax benefit has been provided due to the uncertainty in the utilization of losses incurred. Net operating losses may be carried forward for up to 20 years.

Net loss. Net loss for the period ended March 31, 2007 was $1,019,765 or ($.04) per share, reflecting primarily the effects of share based compensation and the impact of costs incurred to execute our business strategy.

Material Changes in Financial Condition, Liquidity and Capital Resources as of March 31, 2007

The Company had cash of $4,141,624, no restricted cash and a working capital surplus of $4,120,649 at March 31, 2007. The working capital surplus reflects the effects of private placement investments received.

Net cash used in operating activities was $298,941 for the period ended March 31, 2007, primarily attributable to the net loss adjusted for noncash expenses (stock based compensation expense of $679,652, non cash interest expense $47,448 and depreciation of $4,114), an increase in accounts payable and accrued expenses of $119,608 an increase in prepaid expenses of $118,384, and an increase in other receivables of $11,614.

Net cash used in investing activities was $8,732 representing capital expenditures.

Net cash provided by financing activities was $2,071,725, representing proceeds from private placement investments.

In addition we need additional capital to cover ongoing operating expenses.  We estimate that we may require up to $110,000 per month through the end of 2007.  These factors raise substantial doubt about our ability to execute our business plan.   The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the acquisition of operating businesses. In particular, the Company expects to raise capital or seek additional financing. While there can be no assurance that such raising of capital or seeking of additional financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms.

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

Item 3.  Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an investigation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of March 31, 2007.  Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.  Legal Proceedings.

In the ordinary course of business, the Company may be involved in legal proceedings from time to time.  As of the date of this quarterly report on Form 10-QSB, we are not a party to any legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Except as set forth herein, all issuances of restricted securities by the Company during the three-month period ended March 31, 2007, were previously reported on Form 8-K.

On January 22, 2007 the Board of Directors granted an employee Incentive Stock Options for the purchase of 225,000 shares of the Company’s Common Stock under the 2006 Plan.  The Board determined the exercise price of $0.60 per share of Common Stock equals 100% of the fair market value per share as of January 22, 2007.  The shares underlying these options to shall be vested and exercisable in 12 equal installments ending on January 22, 2008.

On January 22, 2007 the Board of Directors granted members of the Company’s Medical Advisory Boards Nonqualified Stock Options for the purchase of a total of 120,000 shares of the Company’s Common Stock under the 2006 Plan.  The Board determined the exercise price of $0.60 per share of Common Stock equals 100% of the fair market value per share as of January 22, 2007.  The shares underlying these options to shall be vested and exercisable in 36 equal installments ending on January 22, 2010.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibits.

Set forth below is a list of the exhibits to this quarterly report on Form 10-QSB.

Exhibit Number	Description

3.1	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of our current report on form 8-K filed on April 5, 2007).

4.1	Form of Class A Warrant (incorporated by reference to Exhibit 4.1 of our current report on form 8-K filed on April 5, 2007).

4.2	Form of Class B Warrant (incorporated by reference to Exhibit 4.2 of our current report on form 8-K filed on April 5, 2007).

10.1

Agreement and Plan of Merger dated as of March 20, 2007 by and among Bernard Leff, Jank Partners, LLC, Amerimedical Holdings, Inc., Marc Waldman, William Tobin, Joseph Anastasio and Jeanne Wilde, Marc Waldman, as agent for the stockholders, Ortho-Medical Products Inc., Andover Management Services, Inc. and Andover Medical, Inc. (incorporated by reference to Exhibit 99.1 of our current report on form 8-K filed on March 26, 2007).

10.2

Consulting Agreement dated as of May 4, 2007 by and between Marc Waldman and Ortho-Medical Products Inc. (incorporated by reference to Exhibit 99.1 of our current report on form 8-K filed on May 10, 2007).

10.3

Financial Consulting Agreement dated as of May 4, 2007 by and between Marc Waldman and Andover Medical, Inc. (incorporated by reference to Exhibit 99.2 of our current report on form 8-K filed on May 10, 2007).

10.4

Consulting Agreement dated as of May 4, 2007 by and between William Tobin and Ortho-Medical Products Inc. (incorporated by reference to Exhibit 99.3 of our current report on form 8-K filed on May 10, 2007).

10.5

Financial Consulting Agreement dated as of May 4, 2007 by and between William Tobin and Andover Medical, Inc. (incorporated by reference to Exhibit 99.4 of our current report on form 8-K filed on May 10, 2007).

10.6

Employment Agreement dated as of May 4, 2007 by and between Jeanne Wilde and Ortho-Medical Products Inc. (incorporated by reference to Exhibit 99.5 of our current report on form 8-K filed on May 10, 2007).

10.7

Employment Agreement dated as of May 4, 2007 by and between Joseph Anastasio and Ortho-Medical Products Inc. (incorporated by reference to Exhibit 99.6 of our current report on form 8-K filed on May 10, 2007).

10.8

Stock Purchase Agreement dated May 11, 2007 by and among Rainier Acquisition Corp, Rainier Surgical Incorporated and Garth Luke. (incorporated by reference to Exhibit 2.1 of our current report on form 8-K filed on May 14, 2007).

10.9	Employment Agreement dated May 11, 2007 by and among Rainier Surgical Incorporated and Garth Luke. (incorporated by reference to Exhibit 2.2 of our current report on form 8-K filed on May 14, 2007).

10.10

Net Lease dated as of May 11, 2007 by and among RSI Property Management LLC and Rainier Surgical Incorporated. (incorporated by reference to Exhibit 2.3 of our current report on form 8-K filed on May 14, 2007).

10.11	Credit Agreement by and between Andover Medical Inc., its subsidiaries and TD BankNorth, NA. (incorporated by reference to Exhibit 2.4 of our current report on form 8-K filed on May 14, 2007).

10.12	Stock Pledge Agreement by and between Andover Medical Inc., its subsidiaries and TD BankNorth, NA. (incorporated by reference to Exhibit 2.5 of our current report on form 8-K filed on May 14, 2007).

10.13	Subsidiary Guaranty (incorporated by reference to Exhibit 2.6 of our current report on form 8-K filed on May 14, 2007).

10.14	Security Agreement by and between Andover Medical Inc., its subsidiaries and TD BankNorth, NA. (incorporated by reference to Exhibit 2.7 of our current report on form 8-K filed on May 14, 2007).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2007	Andover Medical, Inc.

	By:	/s/ Edwin Reilly
Edwin Reilly, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Andover Medical, Inc.

Quarterly Report on Form 10-QSB
Quarter Ended March 31, 2007

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.