Form 10QSB
period 2007-06-30
Andover Medical, Inc.
filed 2007-08-10
CIK 1339256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2007

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

Check whether the issuer (1) filed all reports required to filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                Yes: ☐ No: ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  There were a total of 29,419,085 shares of the registrant’s common stock, par value $.001 per share, outstanding as of August 8, 2007 and no other classes of common stock.

Transitional Small Business Disclosure Format (Check One):  Yes: ☐ No: ☒

Andover Medical, Inc

Quarterly Report on Form 10-QSB

Period Ended June 30, 2007

PART I.                                                    FINANCIAL INFORMATION

Item 1.  Financial Statements

Andover Medical, Inc

Condensed Consolidated Balance Sheet

		Restated
	June 30,	December 31,
	2007	2006
		(audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,315,757	$2,377,572
Accounts receivable, net of allowance for doubtful accounts of $879,413	2,466,047	—
Inventories	1,115,488	—
Prepaid expenses and other current assets	61,547	133,974
Total current assets	4,958,839	2,511,546

Property, plant and equipment:
Property and equipment, gross	1,486,958	62,122
Less accumulated depreciation	665,825	6,053
Total property, plant and equipment, net	821,133	56,069

Other assets:
Goodwill and intangible assets	5,822,720	—
Deposits and other assets	21,784	8,893
Total other assets	5,844,504	8,893

Total assets	$11,624,476	$2,576,508

The accompanying notes are an integral part of these financial statements.

		Restated
	June 30,	December 31,
	2007	2006
		(audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accruals	$1,221,836	$165,339
Current portion of long-term debt	144,261	—
Notes Payable, net of $132,822 discount	—	27,178
Total current liabilities	1,366,097	192,517

Long term liabilities:
Long-term debt, less current portion	97,227	—
Note payable	4,631	—
Deferred items	39,878	—
Bank loan	1,604,758	—
Total long-term liabilities	1,746,494	—

Total liabilities	$3,112,591	$192,517

Shareholders’ equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized, 7,328 outstanding	7	3
Common stock, $.001 par value; 300,000,000 shares authorized, 29,328,995 outstanding	29,329	24,556
Additional paid-in capital	16,946,368	5,490,762
Stock subscription receivable		(12,500)
Accumulated deficit	(8,463,819)	(3,118,830)
Total shareholders’ equity	8,511,885	2,383,991

Total liabilities and shareholders’ equity	$11,624,476	$2,576,508

The accompanying notes are an integral part of these financial statements.

Andover Medical, Inc

Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007

Net Revenue	$1,605,365	$1,605,365
Costs of revenue	658,794	658,794
Gross profit	946,571	946,571
General and administrative expenses (including stock-based compensation expense of $190,942 and $870,594 respectively)	1,538,821	2,534,742
Operating loss	(592,250)	(1,588,171)

Interest expense	(42,499)	(89,947)
Interest income	30,401	63,124
Loss before income tax expense	(604,348)	(1,614,994)

Provision for income taxes	9,944	19,061
Net loss	(614,292)	(1,634,055)

Net loss per share:
Basic and diluted	$(0.02)	$(0.06)

Weighted average number of common shares outstanding:
Basic and diluted	27,432,371	26,002,131

The accompanying notes are an integral part of these financial statements.

Andover Medical, Inc

Condensed Consolidated Statement of Cash Flows
(Unaudited)

Six Months Ended
June 30, 2007
OPERATING ACTIVITIES:
Net loss	$(1,634 ,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,814
Share based compensation	870,594
Accrued interest and fees related to bridge loans	47,448
Changes in operating assets and liabilities:
Accounts receivable, net	(15,282)
Inventory	(48,606)
Prepaid and other assets	(46,983)
Accounts payable and accruals	(285,425)
Net cash used in operating activities	(1,066,495)

INVESTING ACTIVITIES:
Purchase of property and equipment	(117,912)
Acquisitions	(3,306,261)
Net cash used in investing activities	(3,424,173)

FINANCING ACTIVITIES:
Payments on notes payable	(976,868)
Proceeds from bank line of credit	457,160
Proceeds from capital leases	102,211
Issuance of common stock	12,500
Issuance of preferred stock, net of offering costs	3,833,350
Net cash provided by financing activities	$3,428,853

Net increase/(decrease) in cash and cash equivalents	(1,061,815)
Cash and cash equivalents at beginning of period	2,377,572
Cash and cash equivalents at end of period	$1,315,757

Non-cash activities:
Stock issued for debt	$62,532
Stock issued for acquisitions	$3,045,000
Note issued for acquisition	$100,000

Supplemental cash flow information:
Cash paid for interest	$31,372
Cash paid for taxes	$15,514
Accrued

The accompanying notes are an integral part of these financial statements.

ANDOVER MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007
(UNAUDITED)

NOTE 1                 ORGANIZATION AND BASIS OF PRESENTATION

(A)          Basis of Presentation

The unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented. The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

These consolidated financial statements should be read in conjunction with the consolidated financial statements of Andover Medical Inc., (the “registrant”, “Company” or “AMI”) and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2006, filed by the Company with the SEC.

NOTE 2                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)          Principles of Consolidation

The interim condensed consolidated financial statements as of June 30, 2007, include the amounts of the Company and each of its wholly-owned subsidiaries. All inter-company accounts and balances have been eliminated in consolidation.

(B)           Revenue Recognition

Revenues are recognized at the time services and related products are provided to patients and collections are reasonably assured, and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payers, including private insurers, prepaid health plans, and Medicare.

(C)           Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  As of June 30, 2007, there were no cash equivalents.

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

(G)           Inventories

Inventories are stated using the lower of cost or market, using the first-in, first-out method.

(H)          Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of the individual assets (three to seven years).  Depreciation expense for the quarter ended June 30, 2007 was $36,429, and year-to-date was $40,543.  The following table summarizes total Property and Equipment:

	June 30, 2007	December 31, 2006
Machinery & equipment	$916,163	$—
Computers & telephone equipment	278,742	34,407
Office furniture & equipment	207,098	22,085
Leasehold & building improvements	66,373	5,630
Vehicles	18,582	—
	$1,486,958	$62,122
Less accumulated depreciation	(665,825)	(6,053)
Net Property and Equipment	$821,133	$56,069

(I)            Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(J)            Loss Per Share

The Company has adopted SFAS 128, “Earnings per Share.”  Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period.  Stock options were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive.  On a weighted average basis, the total potential dilutive stock options outstanding at June 30, 2007 were 9,636,160.

(K)          Business Segments

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments Of An Enterprise And Related Information” (SFAS 131). Certain information is disclosed in accordance with SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. For the period ending June 30, 2007 and currently, the Company operates in one segment, Durable Medical Equipment (“DME”).

(L)           Stock Based Compensation

The Company maintains one plan, the Andover Medical, Inc. 2006 Employee Stock Incentive Plan (the “2006 Plan”) under which key persons employed or retained by the Company or its subsidiaries, and any non-employee director, consultant, vendor or other individual having a business relationship with the Company may receive stock options, stock appreciation rights and/or restricted stock for up to 15 million shares of the Company’s common stock.  Under the 2006 Plan, the exercise price of each stock option equals or exceeds the market price of the Company’s stock on the date of grant, and the maximum term is ten years.  Stock options are granted at various times and vest over various periods.  Stock appreciation rights (“SARs”) may be granted in conjunction with any stock options granted under the 2006 Plan and may be exercised by surrendering the applicable portion of the related stock option.  Upon the exercise of an SAR, the holder shall be entitled to receive an amount in cash, shares of the Company’s common stock or both, in value equal to the excess of the market price of one share of common stock over the option price per share specified in the related stock option multiplied by the number of shares in respect of which the SAR shall have been exercised, with the compensation committee (the “Committee”), if any, appointed by the Board, having the right to determine the form of payment.   Restricted stock may be awarded either alone or in addition to other awards granted under the 2006 Plan, the terms and conditions of which are to be determined by the Committee.

The fair value of each option granted under the 2006 Plan is estimated on the date of grant, using the Black-Scholes option pricing model, based on the following weighted average assumptions:

6/30/2007
Expected life (years)	1.0-10.0
Expected stock price volatility	98.0-171.6%
Expected dividend yield	0.0%
Risk-free interest rate	4.82-5.09%

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

A summary of the status of the Company’s fixed stock option plan as of June 30, 2007 and the changes during the period ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Options outstanding at December 31, 2006	10,375,000	$0.30	9.85	$2,342,250
Granted	560,000	$0.62	9.71
Exercised	—	—
Forfeited	4,000,000	$0.38
Options outstanding at June 30, 2007	6,935,000	$0.28	9.39	$2,538,950

Options exercisable at June 30, 2007	5,198,333	$0.26	9.37	$2,052,767

There were no stock options exercised during the six months ended June 30, 2007.

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Prices	June 30, 2007	Term (years)	Price	June 30, 2007	Price
$0.00 - 0.06	2,500,000	9.17	$0.06	2,083,333	$0.06
$0.07 - 0.38	3,875,000	9.50	$0.38	3,039,583	$0.38
$0.39 - 0.67	560,000	9.71	$0.62	75,417	$0.61
Total	6,935,000	9.39	$0.42	5,198,333	$0.45

The following table summarizes the status of the Company’s non-vested options since inception:

	Non-vested Options
		Weighted Average
	Options	Fair Value
Non-vested at December 31, 2006	9,464,583	$0.30
Granted	560,000	$0.61
Vested	(8,287,916)	$0.33
Forfeited	—	$0.38
Non-vested at June 30, 2007	1,736,667	$0.37

The weighted average fair value of options vested was $2.1 million for the period ended June 30, 2007.  As of June 30, 2007, there was $0.9 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan.  That cost is expected to be recognized over a weighted average period of 1.73 years.

The Company issues stock options, stock appreciation rights and restricted shares of common stock under one share-based compensation plan. At June 30, 2007, 15 million shares of common stock are authorized for issuance under the Company’s share-based compensation plan. Stock option and restricted share awards are granted at the fair market value of the Company’s common stock on the date of grant. Stock option awards vest over a period determined by the compensation plan, ranging from one month to three years, and generally have a maximum term of ten years. Restricted shares of common stock vest over a period of time determined by the Compensation Committee of the Board of Directors.

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment (“SFAS 123R”), which require companies to measure and recognize compensation expense for all share-based payments at fair value. For the six month period ended June 30, 2007, the Company recognized $870,594 in compensation expense related to stock options. The recognition of total stock-based compensation expense impacted basic and diluted net income per common share by approximately $0.03 during the period ended June 30, 2007.  The Company calculates the fair value of stock options using the Black-Scholes model. The total value of the stock option awards is expensed ratably over the requisite service period of the employees receiving the awards.

(M)         Recent Accounting Pronouncements

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact that FIN 48 will have on its consolidated financial statements.

NOTE 3                  BUSINESS ACQUISITIONS

On May 11, 2007, AMI’s wholly-owned subsidiary completed the acquisition of all the issued and outstanding capital stock of Rainier Surgical Incorporated (“RSI”).  Headquartered in Auburn, Washington, RSI specializes in the sales, service, distribution, and marketing of orthopedic DME.  Established in 1991, Rainier Surgical is the largest stock and bill provider of orthopedic DME in the state of Washington.  Currently, Rainier Surgical has more than 45 trained and experienced staff members.  Through its stock and bill program, of inventory control and payment, Rainier Surgical eliminates the need to have patients referred to a separate orthopedics and prosthetics facility to purchase DME products prescribed by the physician.  Under such an arrangement, AMI will handle inventory control and billing, while the physicians’ practices derive the benefits of having products available on site with little administrative involvement.  In addition, AMI will offer products directly to the physicians and patients. Rainier Surgical successfully minimizes the overhead cost and expense physicians, clinics, hospitals, and surgery centers incur when prescribing and distributing orthopedic DME products to their patients.  The aggregate purchase price paid was $3,774,000, subject to post-closing adjustments and an escrow, consisting of $2,675,000 in cash, an aggregate of 1,428,571 shares of AMI’s common stock valued at $900,000, and acquisition costs of approximately $199,000.

On May 4, 2007, AMI’s wholly-owned subsidiary completed the acquisition of 100% of the outstanding capital stock of Ortho Medical Products, Inc. (“OMI”) through a merger, with OMI as the surviving entity.  OMI is a full-service company specializing in procedure specific orthopedic durable medical equipment (DME), respiratory equipment, and orthotics and prosthetics.  Founded in 1982, it focuses on servicing the needs of patients in the Tri-State New York Region; explicitly the five boroughs of New York City, Nassau, Suffolk, and Westchester Counties, Northern New Jersey, Upper New York State, and the State of Connecticut. With four locations, three in New York and one in Connecticut, OMI has approximately 25 employees who work to make this network available to Case Managers, Preferred Provider Organizations and Health Maintenance Organizations.  OMI has contracted with approximately 50 health insurance payers, plus Medicare and Medicaid. The audited financial performance of OMI for the year ended December 31, 2006 reflected net sales of approximately $3.2 million.  The aggregate purchase price paid was $2,647,000, consisting of $200,000 in cash, a promissory note to the sellers in the amount of $100,000 due one year from closing, an aggregate of 3,300,000 shares of AMI common stock valued at $2,145,000, and acquisition costs of approximately $202,000.

The following is an allocation of the purchase price to the estimated fair value of assets acquired and liabilities assumed for the RSI and OMI acquisitions. The allocation of the purchase price for the acquisitions will be finalized as AMI receives other information relevant to the acquisition and completes its analysis of other transaction-related costs. The final purchase price allocations for this acquisition may be different from the preliminary estimates presented below. The impact of any adjustments to the final purchase price allocations are not expected to be material to AMI’s results of operations for fiscal 2007.

	OMI	RSI	Total
	(In thousands)
Assets Acquired:
Accounts receivable	$1,342	$1,109	$2,451
Prepaid expenses and other current assets	20	25	45
Inventory	70	997	1,067
Property and equipment	165	523	688
Goodwill and intangible assets	2,089	3,603	5,692

Total assets acquired	$3,686	$6,257	$9,943

Liabilities Assumed:
Accounts payable and accrued expenses	$455	$833	$1,288
Long-term debt	584	1,528	2,112
Capital leases	—	122	122

Total liabilities assumed	$1,039	$2,483	$3,522

Net assets acquired	$2,647	$3,774	$6,421

The acquisitions above have been accounted for using the purchase method of accounting.  The Company conducts its own valuations to determine the purchase price allocation process. At any point in time, some valuations and allocations may be preliminary, and subject to further adjustment.

The following pro forma information for the three and six months ended June 30, 2007, gives effect to the consolidation of RSI and OMI as if each transaction had occurred at January 1, 2007 (unaudited in thousands except per share amount):

Item	Three months ended June 30, 2007	Six months ended June 30, 2007
Net sales	$2,466	$4,942
Operating Costs and expenses	2,534	5,347
Stock Based Compensation	688	937
Net loss	(756)	(1,342)
Net loss per share	$(.03)	$(.04)

NOTE 4                  GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently if there are other indications of impairment. Any impairment would be measured based upon the fair value of the related asset based on the provisions of SFAS No. 142. Because the Company has one reporting segment, under SFAS No. 142, the Company utilizes the entity-wide approach for assessing goodwill for impairment and compares its market value to its net book value to determine if an impairment exists. There were no impairment losses related to goodwill in any of the fiscal periods presented. If AMI determines through the impairment review process that goodwill has been impaired, AMI would record the impairment charge in its consolidated statement of income.

The amount of goodwill as of June 30, 2007, includes $2.1 million from the OMI acquisition and $3.6 million from the RSI acquisition. The goodwill reported for these acquisitions reflect AMI’s preliminary purchase price allocation and is subject to change.

Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. AMI assesses the impairment of amortizable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors AMI considers important that could trigger an impairment review include the following:

• a significant underperformance relative to expected historical or projected future operating results;

• a significant change in the manner of AMI’s use of the acquired asset or the strategy for AMI’s overall business;

• a significant negative industry or economic trend; and

• AMI’s market capitalization relative to net book value.

If AMI determines that an impairment review is required, AMI would review the expected future undiscounted cash flows to be generated by the assets. If AMI determines that the carrying value of intangible assets may not be recoverable, AMI would measure any impairment based on a projected discounted cash flow method using a discount rate determined by AMI to be commensurate with the risk inherent in AMI’s current business model. If impairment is indicated through this review, the carrying amount of the asset would be reduced to its estimated fair value.

The components of acquired identifiable intangible assets include: non-competition agreements which are amortized on a straight-line basis over the related estimated lives of the agreements (seven to ten years), and customer relationships and trade names which are amortized on a straight-line basis over their remaining useful lives (one to ten years).

NOTE 5                  LONG TERM DEBT

Long term debt consists of the following:

Revolving line of credit maturing May 2012	$1,604,758
Note at 6% due May 2008	100,000
Note payable secured by a vehicle, due in monthly installments with final payment due January 2009	4,631
Accrued rent	39,878
Capital leases	141,487
Less current portion of long term debt	(144,261)
$1,746,493

On May 11, 2007, the Company and its wholly-owned subsidiaries entered into a $5.0 million Credit Agreement with TD BANKNORTH, N.A. (the “Credit Agreement”). The borrowing capacity available to the Registrant under the Credit Agreement consists of notes representing a two-year $4.0 million Senior Secured Revolving Credit Facility and a two-year $1.0 million Senior Secured Revolving Acquisition Loan Facility which converts into a three-year term loan.

As of December 31, 2006, the Company had outstanding Bridge Notes payable to six investors, in amount of $160,000, bearing interest at 10% per annum. This obligation is recorded as notes payable net of a $132,822 discount associated with the shares of common stock issued coincident with the notes.  On March 29, 2007, investors holding $60,000 in principal loan value converted their Bridge Notes and accrued interest into 63 shares of the Company’s 6% Series A Convertible Preferred Stock.  The remaining balance of $100,000 plus accrued interest was paid off.

NOTE 6                  STOCKHOLDERS’ EQUITY

Share-Based Compensation

In accordance with newly adopted SFAS No. 123R, for the quarter ended June 30, 2007, $190,942, and for the six months ended June 30, 2007, $870,594, of share-based compensation expense was recorded as an increase to additional paid in capital for share-based payment awards made to the Company’s employees and directors, based on the estimated fair values of stock options vesting during the periods.

Preferred Stock

The Company’s Certificate of Incorporation authorizes the issuance of 1 million shares of $.001 par value preferred stock. The Company’s board of directors (the “Board of Directors”) has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.  On May 8, 2007, the Company closed an additional portion of its private financing of 34 Units of the Company’s securities, representing $1,700,000 principal amount of 6% Series B Convertible Preferred Stock at $50,000 face value per Unit.  Each Unit is convertible at $.35 per share into 142,850 shares of Common Stock and Class C Warrants exercisable for five years at $.35 per share (as adjusted) to purchase 142,850 shares of Common Stock, plus Class D Warrants exercisable for five years at $.35 per share (as adjusted) to purchase 142,850 shares of Common Stock. The Preferred Stock is subject to forced conversion if the Common Stock trades above certain target levels.  In accordance with EITF 00-27, a portion of the proceeds were allocated to each class of warrants based on their relative fair value, which totaled $2,169,091 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $478,620 to the Series

B preferred shares based upon the difference between the conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. Both the fair value of the warrants (Series C and D) and the beneficial conversion feature were recorded as a dividends totaling $1,700,000.  These dividends were recorded as a reduction of retained earnings and an increase to additional paid in capital. Effective March 29, 2007, the Company closed the final portions of its private financing resulting in the issuance of 2,425 shares of 6% Series A Convertible Preferred Stock at $1,000 face value.  Each share of Preferred Stock is convertible into 2,857 shares of Common Stock. Under the Offering, the Preferred Stock is subject to forced conversion if the Common Stock trades above $1.75 per share for 30 consecutive trading days prior to the date of notice of conversion.

Common Stock

Effective June 29, 2007, the Company filed with the Secretary of State of the State of Delaware an amendment to its Certificate of Incorporation to increase its authorized capital to 301,000,000 shares, consisting of 300,000,000 shares of common stock, par value $.001 per share, without cumulative voting rights and without preemptive rights, and 1,000,000 shares of preferred stock, par value $.001 per share.   Previously, the Company had authorized capital of 100,000,000 shares, consisting of 99,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock.

The amendment was authorized by the Company’s Board of Directors and adopted by the consent of a majority of the issued and outstanding shares of stock entitled to vote thereon with notice to the non-consenting shareholders.

NOTE 7                  BUSINESS UNCERTAINTY

The Company has generated $1,605,365 in revenue, but has incurred a cumulative net loss of $2,363,732 and cumulative negative cash flows from operating activities of $1,400,958 since inception and has only recently consummated acquisitions of operating businesses (see Note 5 of the Notes to Condensed Consolidated Financial Statements). These factors raise substantial doubt about our ability to execute our business plan.   The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the performance of recently acquired operating businesses and the continued acquisition of operating businesses. In particular, the Company expects to raise capital or seek additional financing. While there can be no assurance that such raising of capital or seeking of additional financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms.

NOTE 8                  COMMITMENTS AND CONTINGENCIES

In connection with the sale of a prior business, Frank Magliochetti, the Company’s former Chairman of the Board and Chief Executive Officer (who served in that capacity from December 20, 2006 until his resignation on March 9, 2007), entered into a non-compete agreement with Otto Bock HealthCare L.P. (“Otto Bock”). The non-compete agreement provides that Mr. Magliochetti may not engage in any business competitive with the business of Otto Bock for a period of four years. In February 2007, the Company was advised by the attorneys for Otto Bock that the Company and its CEO, Edwin Reilly, acted in concert with Mr. Magliochetti in breach of his non-compete agreement. Otto Bock claims, among other things, that the Company plans to compete directly in the market for continuous passive motion products and services and in the market for pain management braces, and is doing business with prohibited customers. The Company and Messrs. Magliochetti and Reilly deny any and all wrongdoing. In view of Mr. Magliochetti’s resignation and his non-disclosure of any confidential information prior to such resignation, the Company does not believe this claim has any merit. Although the Company has not been sued by Otto Bock, it and Mr. Magliochetti have been unsuccessful, to date, in resolving the matter. Unless they are able to do so in the immediate future Otto Bock has said it intends to sue the Company, which could have a material adverse effect on the Company’s operations.

NOTE 9                  RESTATEMENT

The Company determined it had incorrectly accounted for a beneficial conversion feature with the December 2006 Preferred Stock issuance.  Although the balance in Total Shareholders Equity on the Balance Sheet remains unchanged, Additional Paid-In Capital and Accumulated Deficit as of December 31, 2006 were each increased by $2,389,148 for the deemed dividend associated with this beneficial conversion feature.  The effect of the dividend is reflected on the balance sheet as follows:

	As Reported	Adjustment	As Restated
Additional Paid-In Capital	$3,101,614	2,389,148	5,490,762
Accumulated Deficit	(729,682)	(2,389,148)	(3,118,830)

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

Revenue Recognition

Revenue is recognized at the time services and related products that are provided to patients and collections are reasonably assured, and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, and Medicare.

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

Material Changes in Results of Operations for the three and six month periods ended June 30, 2007

Net Revenues. As noted previously, we completed the acquisition of our first two operating companies in May 2007. Accordingly, revenues from the respective acquisition dates in May 2007 through June 30, 2007 are $1,605,365.

Cost of revenues. The cost of revenue for the post-acquisition period through June 30, 2007 include product purchases and other direct costs such as salaries, commissions, and distribution charges, totaling $658,794.

General and administrative expenses.  During the three and six month periods ended June 30, 2007, we have incurred operating expenses of $1,538,821 and $2,534,742, respectively, including $190,942 and $870,594, respectively, in compensation expense related to share based payment awards.  Other operating expenses are comprised primarily of wages, rent, insurance and professional fees.

Interest expense. During the three and six month periods ended June 30, 2007, we have incurred interest expenses of $42,499 and $89,947, respectively. Of these amounts, interest expense related to the Bridge Offering Promissory Notes was $47,448 and $22,623 was related to the Company’s credit facility with TDBanknorth.

Provision for income taxes. During the three and six month periods ended June 30, 2007, the Company had income tax provisions for state income and franchise taxes of $9,944 and $19,061, respectively. No tax benefit has been provided due to the uncertainty in the utilization of losses incurred. Net operating losses may be carried forward for up to 20 years.

Net loss. Net loss for the three and six month periods ended June 30, 2007 were $614,292 or ($.02) per share and $1,634,055 or ($.06) per share, respectively, reflecting primarily the effects of share based compensation, and the impact of costs incurred to execute our business strategy.

Material Changes in Financial Condition, Liquidity and Capital Resources as of June 30, 2007

The Company had cash of $1,315,757, no restricted cash and a working capital surplus of $3,592,740 at June 30, 2007. The working capital surplus reflects the assets of the acquired companies (primarily accounts receivable and inventories), offset by accounts payable and accrued expenses.

Net cash used in operating activities was $1,066,495 for the six months ended June 30, 2007, primarily attributable to the net loss adjusted for non-cash expenses (stock based compensation expense of $870,594, non-cash interest expense $47,448 and depreciation and amortization of $45,814), offset, in part, by a decrease in accounts payable and accrued expenses primarily from acquired companies of $285,425, and an increase in inventories of acquired companies of $48,606.

Net cash used in investing activities was $3,424,173, primary reflective of the Company’s two acquisitions in May 2007. In addition, the acquired companies incurred capital expenditures of $117,912.

Net cash provided by financing activities was $3,428,853, primarily representing proceeds from the issuance of preferred stock, net of offering costs, offset by net payments in acquired company debt.

In addition we need additional capital to cover ongoing operating expenses.  We estimate that we may require up to $120,000 per month through the end of 2007.  These factors raise substantial doubt about our ability to execute our business plan.   The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the acquisition of operating businesses. In particular, the Company expects to raise capital or seek additional financing. While there can be no assurance that such raising of capital or seeking of additional financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms.

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

Item 3.  Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an investigation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of June 30, 2007.  Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.       OTHER INFORMATION

Item 1.  Legal Proceedings.

In the ordinary course of business, the Company may be involved in legal proceedings from time to time.  As of the date of this quarterly report on Form 10-QSB, we are not a party to any legal proceedings, however, as set forth in Note 8 to the Financial Statements the Company has been advised of a possible lawsuit.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Except as set forth herein, all issuances of restricted securities by the Company during the three-month period ended June 30, 2007, were previously reported on Form 8-K.

On May 11, 2007, the Board of Directors granted employees Incentive Stock Options for the purchase of 125,000 shares of the Company’s Common Stock under the 2006 Plan.  The Board determined the exercise price of $0.67 per share of Common Stock equaled 100% of the fair market value per share as of May 11, 2007.  The shares underlying these options to shall be vested and exercisable in 24 equal installments ending on May 10, 2009.

On May 4, 2007, the Board of Directors granted employees Incentive Stock Options for the purchase of 95,000 shares of the Company’s Common Stock under the 2006 Plan.  The Board determined the exercise price of $0.61 per share of Common Stock equaled 100% of the fair market value per share as of May 4, 2007.  The shares underlying these options shall be vested and exercisable in 24 equal installments ending on May 3, 2009.

On June 1, 2007, the Board of Directors authorized the issuance of 90,909 shares of Common Stock to the Company’s attorneys in lieu of payment of $50,000 of legal fees.  The Board determined that the exchange price of $0.55 per share of Common Stock equaled 100% of the fair market value per share as of May 31, 2007.  The Shares were not issued until after June 30, 2007.

There was no placement agent or underwriter involved in any of the above stock issuances.  The Company issued the above stock issuances.  The Company issued the above securities in reliance upon the exemption provided from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 8, 2007, the holders of 14,708,109 shares of Common Stock of the Company, or approximately 50.1% of the 29,328,995 shares then entitled to vote took the following action by written consent without a meeting of Stockholders and provided prompt notice to the non-consenting Stockholders.  The Stockholders voted to increase the aggregate number of shares the Company has authority to issue to 301,000,000 of which 300 million shall be Common Stock, $.001 par value and 1 million shares shall be Preferred Stock , $.001 par value per share.

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

Dated: August 10, 2007	Andover Medical, Inc.

By: /s/ Edwin Reilly
Edwin Reilly, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Andover Medical, Inc.

Quarterly Report on Form 10-QSB
Quarter Ended June 30, 2007

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.