Form 10QSB
period 2007-09-30
Andover Medical, Inc.
filed 2007-11-14
CIK 1339256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2007

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

Check whether the issuer (1) filed all reports required to filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No:☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                Yes:  ☐    No:   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  There were a total of 29,419,085 shares of the registrant’s common stock, par value $.001 per share, outstanding as of November  13 , 2007 and no other classes of common stock.

Transitional Small Business Disclosure Format (Check One):   Yes: ☐    No: ☒

Andover Medical, Inc

Quarterly Report on Form 10-QSB

Period Ended September 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Andover Medical, Inc

Condensed Consolidated Balance Sheet

		Restated
	September 30,	December 31,
	2007	2006
		(audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,176,430	$2,377,572
Accounts receivable, net of allowance for doubtful accounts of $892,901	2,469,992	—
Inventories	1,115,237	—
Prepaid expenses and other current assets	69,330	133,974
Total current assets	4,830,989	2,511,546

Property, plant and equipment:
Property and equipment, gross	1,547,267	62,122
Less accumulated depreciation	725,440	6,053
Total property, plant and equipment, net	821,827	56,069

Other assets:
Goodwill and intangible assets	3,785,739	—
Intangible Assets, net of accumulated amortization of $147,016	1,961,842
Deposits and other assets	137,792	8,893
Total other assets	5,885,373	8,893

Total assets	$11,538,189	$2,576,508

The accompanying notes are an integral part of these financial statements.

		Restated
	September 30,	December 31,
	2007	2006
		(audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,221,483	$165,339
Current portion of long-term debt	45,393	—
Notes Payable, net of $132,822 discount	—	27,178
Total current liabilities	3,266,876	192,517

Long term liabilities:
Long-term debt, less current portion	88,495	—

Deferred items	44,774	—
Bank loan	1,604,758	—
Total long-term liabilities	1,738,027	—

Total liabilities	$5,004,903	$192,517

Shareholders’ equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized, 7,828 and 3,203 outstanding, respectively	8	3
Common stock, $.001 par value; 300,000,000 shares authorized, 29,419,085 and 24,556,000 outstanding, respectively	29,419	24,556
Additional paid-in capital	18,461,361	5,490,762
Stock subscription receivable		(12,500)
Accumulated deficit	(11,957,502)	(3,118,830)
Total shareholders’ equity	6,533,286	2,383,991

Total liabilities and shareholders’ equity	$11,538,189	$2,576,508

The accompanying notes are an integral part of these financial statements.

Andover Medical, Inc

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net Revenue	$2,317,607	$—	$3,922,973	$—
Costs of revenue	957,713	—	1,616,508	—
Gross profit	1,359,894	—	2,306,465	—
General and administrative expenses (including stock-based compensation expense of $238,199, $13,580, $1,108,793, and $13,580 respectively)	1,938,126	194,166	4,472,851	194,166
Operating loss	(578,232)	(194,166)	(2,166,386)	(194,166)

Interest expense	(35,946)	(2,253)	(125,892)	(2,253)
Other expense	(2,165,742)	—	(2,165,742)	—
Interest income	13,112	—	76,236	—
Loss before income tax expense	(2,766,808)	(196,419)	(4,381,784)	(196,419)

Provision for income taxes	3	—	19,064	—
Net loss	$(2,766,811)	$(196,419)	$(4,400,848)	$(196,419)
Preferred dividend	(500,000)	—	(4,437,825)	—
Net loss available to common shareholders	$(3,266,811)	$(196,419)	$(8,838,673)	$(196,419)

Net loss per share:
Basic and diluted	$(0.09)	$(0.01)	$(0.16)	$(0.01)
Basic and diluted available to common shareholders	$(0.11)	$(0.01)	$(0.33)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	29,389,708	16,950,000	27,133,832	16,950,000

The accompanying notes are an integral part of these financial statements.

Andover Medical, Inc

Condensed Consolidated Statement of Cash Flows

For the Nine Months Ended September 30,

(Unaudited)

	2007	2006
OPERATING ACTIVITIES:
Net loss	$(4,400,848)	$(196,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117,833	2,208
Share based compensation	1,108,793	13,580
Stock issued for consulting expenses	50,000	—
Accrued interest and fees related to bridge loans	47,448	—
Changes in operating assets and liabilities:
Accounts receivable, net	(19,227)	—
Inventory	(48,354)	—
Prepaid and other assets	(26,707)	(12,912)
Accounts payable and accruals	1,572,493	112,483
Net cash used in operating activities	(1,598,569)	(81,060)

INVESTING ACTIVITIES:
Purchase of property and equipment	(178,221)	(55,289)
Acquisitions	(3,347,833)	—
Net cash used in investing activities	(3,526,054)	(55,289)

FINANCING ACTIVITIES:
Proceeds / (Payments) on notes payable	(978,086)	200,000
Proceeds from bank line of credit	457,160	—
Proceeds from capital leases	91,199	—
Contributed capital and other equity adjustments	—	72,266
Issuance of common stock	12,500
Issuance of preferred stock, net of offering costs	4,340,708	—
Net cash provided by financing activities	3,923,481	272,266

Net increase/(decrease) in cash and cash equivalents	(1,201,142)	135,917
Cash and cash equivalents at beginning of period	2,377,572	—
Cash and cash equivalents at end of period	$1,176,430	$135,917

Non-cash activities:
Stock issued for debt	$52,532	$—
Stock issued for acquisitions	$3,045,000	$—
Note issued for acquisition	$100,000	$—

Supplemental cash flow information:
Cash paid for interest	$125,892	$—
Cash paid for taxes	$19,064	$—

The accompanying notes are an integral part of these financial statements.

ANDOVER MEDICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 1                  ORGANIZATION AND BASIS OF PRESENTATION

(A)          Basis of Presentation

The unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented. The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

These consolidated financial statements should be read in conjunction with the consolidated financial statements of Andover Medical Inc., (the “registrant”, “Company” or “AMI”) and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2006, filed by the Company with the SEC.

NOTE 2                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)          Principles of Consolidation

The interim condensed consolidated financial statements as of September 30, 2007, include the amounts of the Company and each of its wholly-owned subsidiaries. All inter-company accounts and balances have been eliminated in consolidation.

(B)           Revenue Recognition

Revenues are recognized on an accrual basis at the time services and related products are provided to patients and collections are reasonably assured, and are recorded at amounts estimated to be received under healthcare contracts with third-party payers, including private insurers, prepaid health plans, and Medicare. Insurance benefits are assigned to the Company by patients receiving medical treatment and related products and, accordingly, the Company bills on behalf of its patients/customers. Under these contracts, the Company provides healthcare services, medical equipment and supplies to patients pursuant to a physician’s prescription. The insurance carrier reimburses the Company for these services and products at agreed upon rates. The balance remaining for products or service costs becomes the responsibility of the patient. A systematic process is employed to ensure that sales are recorded at net realizable value and that any required adjustments are recorded on a timely basis. The Company has established an allowance to account for contractual sales adjustments that result from differences between the amount remitted for reimbursement and the expected realizable amount for all payor contracts. Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenues and accounts receivable at their net realizable values at the time products and/or services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. .

We perform analyses to evaluate the net realizable value of accounts receivable. Specifically, we consider historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the health care industry and third-party reimbursement, it is possible that our estimates could change, which could have a material impact on our operations and cash flows.

The Company also derives commission revenue from contracts it maintains with orthopedic product and supply manufacturers. Commission revenues are recognized upon the shipment of products to customers in accordance with the terms of the Company’s distribution agreements.

Certain items provided by the Company are reimbursed under rental arrangements that generally provide for fixed periodic (daily or monthly) payments established by fee schedules for as long as the patient is using the equipment and medical necessity continues (subject to capped rental arrangements which limit the rental payment periods in some instances and which may result in a transfer of title to the equipment at the end of the rental payment period). Once initial delivery of rental equipment is made to the patient, either a monthly billing cycle is established based on the initial date of delivery, or the total amount due if the patient uses the product for less than one month. The Company recognizes rental arrangement revenues ratably over the service period and defers revenue for the portion of the monthly bill which is unearned. No separate payment is earned from the initial equipment delivery and setup process. During the rental period the Company is responsible for servicing the equipment and providing routine maintenance, if necessary.

The Company’s revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104— Revenue Recognition (“SAB 104”) for determining when revenue is realized or realizable and earned. The Company recognizes revenue in accordance with the requirements of SAB 104 that:

•              persuasive evidence of an arrangement exists;

•              delivery has occurred;

•              the seller’s price to the buyer is fixed or determinable; and

•              collectibility is reasonably assured.

Included in accounts receivable are earned but unbilled receivables. Unbilled accounts receivable represent charges for equipment and supplies delivered to customers for which invoices have not yet been generated by the billing system. Prior to the delivery of equipment and supplies to customers, we perform certain certification and approval procedures to ensure collection is reasonably assured and that unbilled accounts receivable are recorded at net amounts expected to be paid by customers and third-party payors. Billing delays, ranging from several weeks to several months, can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources, interim transactions occurring between cycle billing dates established for each customer within the billing system and business acquisitions awaiting assignment of new provider enrollment identification numbers. In the event that a third-party payor does not accept the claim for payment, the customer is ultimately responsible.

(C)           Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2007, there were no cash equivalents.

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

(G)           Receivables

Accounts receivable are reported net of allowances for contractual sales adjustments and uncollectible accounts. The majority of our accounts receivable are due from private insurance carriers, Medicare, and Medicaid, as well as from customers under co-insurance provisions. Third-party reimbursement is a complicated process that involves submission of claims to multiple payors, each having its own claims requirements. In some cases, the ultimate collection of accounts receivable subsequent to the service dates may not be known for several months. The Company records its allowance for doubtful accounts as a percentage of accounts receivable. The percentage used is based upon historical cash collections, bad debt write-offs and the aging of accounts receivable. The Company has established an allowance to account for contractual sales adjustments that result from differences between ordinary and customary amounts billed for products and services to third-party payors and the expected realizable amounts.

The reconciliation of Accounts Receivable is as follows:

Item	September 30, 2007	December 31, 2006
Accounts Receivable—Gross	3,362,893	0
Allowance for contractual sales adjustments	(640,573)	0
Allowance for Doubtful Accounts	(252,328)	0
Accounts Receivable—Net	2,469,992	0

(H)          Inventories

Inventories are stated using the lower of cost or market, using the first-in, first-out method.

(I)            Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the individual assets (three to seven years). Depreciation expense for the quarter ended September 30, 2007 was $54,798, and year-to-date was $95,665. The following table summarizes total Property and Equipment:

	September 30, 2007	December 31, 2006
Machinery & equipment	$917,206	$—
Computers & telephone equipment	324,184	34,407
Office furniture & equipment	207,422	22,085
Leasehold & building improvements	66,373	5,630
Vehicles	32,082	—
	$1,547,267	$62,122
Less accumulated depreciation	(725,440)	(6,053)
Net Property and Equipment	$821,827	$56,069

(J)            Income Taxes

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

(K)          Loss per Share

The Company has adopted SFAS 128, “Earnings per Share.”  Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Stock options were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. On a weighted average basis, the total potential dilutive stock options outstanding at September 30, 2007 were 5,556,739.

(L)           Business Segments

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments Of An Enterprise And Related Information” (SFAS 131). Certain information is disclosed in accordance with SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. For the period ending September 30, 2007 and currently, the Company operates in one segment, Durable Medical Equipment (“DME”).

(M)         Stock Based Compensation

The Company maintains one plan, the Andover Medical, Inc. 2006 Employee Stock Incentive Plan (the “2006 Plan”) under which key persons employed or retained by the Company or its subsidiaries, and any non-employee director, consultant, vendor or other individual having a business relationship with the Company may receive stock options, stock appreciation rights or restricted stock for up to 15 million shares of the Company’s common stock. Under the 2006 Plan, the exercise price of each stock option equals or exceeds the market price of the Company’s stock on the date of grant, and the maximum term is ten years.  Stock options are granted at various times and vest over various periods.  Stock appreciation rights (“SARs”) may be granted in conjunction with any stock options granted under the 2006 Plan and may be exercised by surrendering the applicable portion of the related stock option.  Upon the exercise of an SAR, the holder shall be entitled to receive an amount in cash, shares of the Company’s common stock or both, in value equal to the excess of the market price of one share of common stock over the option price per share specified in the related stock option multiplied by the number of shares in respect of which the SAR shall have been exercised, with the compensation committee (the “Committee”), if any, appointed by the Board, having the right to determine the form of payment.   Restricted stock may be awarded either alone or in addition to other awards granted under the 2006 Plan, the terms and conditions of which are to be determined by the Committee.

The fair value of each option granted under the 2006 Plan is estimated on the date of grant, using the Black-Scholes option pricing model, based on the following weighted average assumptions:

9/30/2007
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

A summary of the status of the Company’s fixed stock option plan as of September 30, 2007 and the changes during the period ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Options outstanding at December 31, 2006	10,375,000	$0.30	9.85	$2,342,250
Granted	860,000	$0.55	9.61	250
Exercised	—	—
Forfeited	(6,500,000)	$0.38
Options outstanding at September 30, 2007	4,735,000	$0.24	9.14	$1,041,500

Options exercisable at September 30, 2007	3,410,208	$0.15	9.02	$996,500

There were no stock options exercised during the nine months ended September 30, 2007.

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
Range of			Number	Remaining	Average	Number	Average
Exercise			Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Prices			September 30, 2007	Term (years)	Price	September 30, 2007	Price
$0.00	-	0.06	2,500,000	8.93	$0.06	2,500,000	$0.06
$0.07	-	0.38	1,375,000	9.25	$0.38	770,833	$0.38
$0.39	-	0.67	860,000	9.61	$0.55	139,375	$0.60
Total			4,735,000	9.14	$0.24	3,410,208	$0.15

The following table summarizes the status of the Company’s non-vested options since inception:

	Non-vested Options
		Weighted Average
	Options	Fair Value
Non-vested at December 31, 2006	9,464,583	$0.30
Granted	860,000	$0.53
Vested	(2,499,791)	$0.34
Forfeited	(6,500,000)	$0.38
Non-vested at September 30, 2007	1,324,792	$0.46

The total fair value of options vested was $452,680 for the period ended September 30, 2007.  As of September 30, 2007, there was $520,079 of total unrecognized compensation cost related to non-vested stock options granted under the Plan.  That cost is expected to be recognized over a weighted average period of 1.75 years.

The Company issues stock options, stock appreciation rights and restricted shares of common stock under one share-based compensation plan. At September 30, 2007, 15 million shares of common stock are authorized for issuance under the Company’s share-based compensation plan. Stock option and restricted share awards are granted at the fair market value of the Company’s common stock on the date of grant. Stock option awards vest over a period determined by the compensation plan, ranging from one month to three years, and generally have a maximum term of ten years. Restricted shares of common stock vest over a period of time determined by the Compensation Committee of the Board of Directors.

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment (“SFAS 123R”), which require companies to measure and recognize compensation expense for all share-based payments at fair value. For the nine month period ended September 30, 2007, the Company recognized $1,108,793 in compensation expense related to stock options. The recognition of total stock-based compensation expense impacted basic and diluted net income per common share by approximately $0.04 during the nine month period ended September 30, 2007. The Company calculates the fair value of stock options using the Black-Scholes model. The total value of the stock option awards is expensed ratably over the requisite service period of the employees receiving the awards.

(N)          Recent Accounting Pronouncements

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact that FIN 48 will have on its consolidated financial statements.

NOTE 3                  BUSINESS ACQUISITIONS

On May 11, 2007, AMI’s wholly-owned subsidiary completed the acquisition of all the issued and outstanding capital stock of Rainier Surgical Incorporated (“RSI”).  Headquartered in Auburn, Washington, RSI specializes in the sales, service, distribution, and marketing of orthopedic DME.  Established in 1991, Rainier Surgical is the largest stock and bill provider of orthopedic DME in the state of Washington.  Currently, Rainier Surgical has more than 45 trained and experienced staff members.  Through its stock and bill program, Rainier Surgical successfully minimizes the overhead cost and expense physicians, clinics, hospitals, and surgery centers incur when prescribing and distributing orthopedic DME products to their patients. The pro forma estimated revenue for Rainier Surgical over twelve months is $5.7 million. The aggregate purchase price paid was $3,774,000, subject to post-closing adjustments and an escrow, consisting of $2,675,000 in cash, an aggregate of 1,472,995 shares of AMI’s common stock valued at $900,000, and acquisition costs of approximately $251,000.

On May 4, 2007, AMI’s wholly owned subsidiary completed acquisition of 100% of the outstanding capital stock of Ortho Medical Products, Inc. (“OMI”) through a merger, with OMI as the surviving entity. OMI is a full-service company specializing in procedure specific orthopedic durable medical equipment (DME), respiratory equipment, and orthotics and prosthetics.  Founded in 1982, it focuses on servicing the needs of patients in the Tri-State New York Region; explicitly the five boroughs of New York City, Nassau, Suffolk, and Westchester Counties, Northern New Jersey, Upper New York State, and the State of Connecticut. With four locations, three in New York and one in Connecticut, OMI has approximately 25 employees who work to make this network available to Case Managers, Preferred Provider Organizations and Health Maintenance Organizations.  OMI has contracted with approximately 50 health insurance payers, plus Medicare and Medicaid. The audited financial performance of OMI for the year ended December 31, 2006 reflected net sales of approximately $3.2 million. The aggregate purchase price paid, subject to post-closing adjustments and an escrow, was $2,647,000, consisting of $200,000 in cash, a promissory note to the sellers in the amount of $100,000 due one year from closing, an aggregate of 3,300,000 shares of AMI common stock valued at $2,145,000, and acquisition costs of approximately $221,000.

The following is an allocation of the purchase price to the estimated fair value of assets acquired and liabilities assumed for the RSI and OMI acquisitions, as of the closing dates. The allocation of the purchase price for the acquisitions will be finalized as AMI receives other information relevant to the acquisition and completes its analysis of other transaction-related costs. The final purchase price allocations for this acquisition may be different from the preliminary estimates presented below. The impact of any adjustments to the final purchase price allocations are not expected to be material to AMI’s results of operations for fiscal 2007.

	OMI	RSI	Total
	(In thousands)
Assets Acquired:
Accounts receivable	$1,342	$1,109	$2,451
Prepaid expenses and other current assets	20	25	45
Inventory	70	997	1,067
Property and equipment	165	523	688
Goodwill	1,076	2,710	3,786
Intangible assets	1,030	939	1,969
Total assets acquired	$3,703	$6,303	$10,006

Liabilities Assumed:
Accounts payable and accrued expenses	$474	$836	$1,318
Long-term debt	584	1,528	2,112
Capital leases	—	122	122

Total liabilities assumed	$1,058	$2,486	$3,544

Net assets acquired	$2,645	$3,817	$6,462

The acquisitions above have been accounted for using the purchase method of accounting.  The Company conducts its own valuations to determine the purchase price allocation process. At any point in time, some valuations and allocations may be preliminary, and subject to further adjustment.

The following pro forma information for the nine months ended September 30, 2007, gives effect to the consolidation of RSI and OMI as if each transaction had occurred at January 1, 2007 (unaudited in thousands except per share amount):

Item	Nine months ended September 30, 2007
Net sales	$7,259
Costs and expenses	10,243
Stock Based Compensation	1,109
Net loss	(4,093)
Net loss per share	$(.15)

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

The amount of goodwill as of September 30, 2007, includes $2,709,971 from the RSI acquisition and $1,075,768 goodwill related to the OMI acquisition. Goodwill arising from both acquisitions reflects purchase price factors such as their unique position in its market and its geographic position in the Company’s development of a nationwide DME distribution network. The goodwill reported for these acquisitions reflect AMI’s preliminary purchase price allocation and is subject to change.

The Company has identified intangible assets distinguishable from goodwill from it’s healthcare contracts with private and government health care insurance companies. Under these contracts, an insurance company reimburses the Company for services and/or products provided to patients at agreed upon rates which follow, in most instances, the Medicare pricing guidelines. The remainder of the Company’s fee for products and services is the responsibility of the patient. These contracts enable the Company to work with physicians who treat patients that are members of the insurance plans. Without these contracts the Company cannot seek reimbursement from the insurance company. As an “out of network” provider the Company would be forced to seek reimbursement for their entire fee from the patient. These contracts are important to enhancing the Company’s revenue generating capabilities.

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

The components of acquired identifiable intangible assets as of September 30, 2007 are as follows:

Health insurance contracts	1,500,203
Non-competition agreements, net of accumulated amortization of $147,016	461,639
1,961,842

The components of acquired identifiable intangible assets include: non-competition agreements which are amortized on a straight-line basis over the related estimated lives of the agreements (two to ten years), and health care contracts for third party medical billing (eighteen years). These contractual intangibles have been valued under the income method that considers cash flows attributable to the identified assets, the future revenue growth of the Company at 2.5%, consistent with expectations for the Durable Medical Equipment (DME) sector of the health care industry and a discount rate of 6.27% which was based upon a calculation of the Company’s cost of equity. The Company is in the process of reviewing the valuation of its intangible assets and anticipates finalization by year end 2007.

NOTE 5                                                      LONG TERM DEBT

Long term debt consists of the following:

Revolving line of credit maturing May 2012	$1,604,758
Note at 6% due May 2008	100,000
Note payable secured by a vehicle, due in monthly installments with final payment due January 2009	3,413
Accrued rent	44,774
Capital leases	130,475
Less current portion of long term debt	(145,393)
$1,738,027

On May 11, 2007, the Company and its wholly-owned subsidiaries entered into a $5.0 million Credit Agreement with TD BANKNORTH, N.A. (the “Credit Agreement”). The borrowing capacity available to the Registrant under the Credit Agreement consists of notes representing a two-year $4.0 million Senior Secured Revolving Credit Facility and a two-year $1.0 million Senior Secured Convertible Revolving Acquisition Loan Facility which converts into a three-year term loan. Beginning September 30, 2007, the Credit Agreement subjected the Company to the certain covenants including, but not limited to, a maximum total leverage ratio, a minimum debt service coverage ratio, and a maximum annual capital expenditure. At September 30, 2007, the Company was in violation of the minimum debt service coverage ratio. TD Banknorth has agreed not to declare a default and not pursue any penalties for this violation until a reassessment as of December 31, 2007.

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

NOTE 6                              STOCKHOLDERS’ EQUITY

Share-Based Compensation

In accordance with newly adopted SFAS No. 123R, for the quarter ended September 30, 2007, $238,199, and for the nine months ended September 30, 2007, $1,108,793, of share-based compensation expense was recorded as an increase to additional paid in capital for share-based payment awards made to the Company’s employees and directors, based on the estimated fair values of stock options vesting during the periods.

Preferred Stock

The Company’s Certificate of Incorporation authorizes the issuance of 1 million shares of $.001 par value preferred stock. The Company’s board of directors (the “Board of Directors”) has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

On September 11, 2007, the Company closed an additional portion of its private financing of 10 Units of the Company’s securities, representing $500,000 principal amount of 6% Series B Convertible Preferred Stock at $50,000 face value per Unit. Each Unit is convertible at $.35 per share into 142,850 shares of Common Stock and Class C Warrants exercisable for five years at $.35 per share to purchase 142,850 shares of Common Stock, plus Class D Warrants exercisable for five years at $.35 per share to purchase 142,850 shares of Common Stock. The Preferred Stock is subject to forced conversion if the Common Stock trades above certain target levels. In accordance with EITF 00-27, a portion of the proceeds were allocated to each class of warrants based on their relative fair value, which totaled $315,266 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $184,734 to the Series B preferred shares based upon the difference between the conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. Both the fair value of the warrants (Series C and D) and the beneficial conversion feature were recorded as a dividend totaling $500,000. These dividends were recorded as a reduction of retained earnings and an increase to additional paid-in capital.

On May 8, 2007, the Company closed an additional portion of its private financing of 34 Units of the Company’s securities, representing $1,700,000 principal amount of 6% Series B Convertible Preferred Stock at $50,000 face value per Unit. Each Unit is convertible at $.35 per share into 142,850 shares of Common Stock and Class C Warrants exercisable for five years at $.35 per share to purchase 142,850 shares of Common Stock, plus Class D Warrants exercisable for five years at $.35 per share to purchase 142,850 shares of Common Stock. The Preferred Stock is subject to forced conversion if the Common Stock trades above certain target levels. In accordance with EITF 00-27, a portion of the proceeds were allocated to each class of warrants based on their relative fair value, which totaled $2,169,091 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $478,620 to the Series B preferred shares based upon the difference between the conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. Both the fair value of the warrants (Series C and D) and the beneficial conversion feature were recorded as dividends totaling $1,700,000. These dividends were recorded as a reduction of retained earnings and an increase to additional paid-in capital.

Effective March 29, 2007, the Company closed the final portion of its private financing resulting in the issuance of 2,425 shares of 6% Series A Convertible Preferred Stock at $1,000 face value. The net proceeds to the Company from these financings totaling $2,133,849 was recorded as an increase to additional paid in-capital. Each share of Preferred Stock is convertible into 2,857 shares of Common Stock. Each share of Preferred Stock issued under these financings also included one Series A Warrants and Series B Warrants. The Series A and B warrants entitle the holder to purchase 2,857 shares of the Company’s common stock for $0.35 per share for five years from the date of issuance. The warrants may be exercised for registered or unregistered shares of common stock for cash or under cashless exercise arrangements at the option of the Company. Under the Offering, the Preferred Stock is subject to forced conversion if the Common Stock trades above $1.75 per share for 30 consecutive trading days prior to the date of notice of conversion and there is an effective registration statement. In accordance with EITF 00-27, a portion of the proceeds were allocated to each class of warrants based on their relative fair value, which totaled $1,909,934 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $512,566 to the Series A preferred shares based upon the difference between the conversion price of those shares and the closing price of the Company’s common shares on the date of issuance. Both the fair value of the warrants (Series A & B) and the beneficial conversion feature were recorded as dividends totaling $2,237,825. These dividends were recorded as a reduction of retained earnings and an increase to additional paid-in capital.

The assumptions used in the Black Scholes model are as follows: (a) dividend yield of 0%; (b) expected volatility of 136.9%; (c) weighted average risk-free interest rate of 4.92%, and (d) expected life of 4.75 years as the conversion feature and warrants are immediately exercisable. Under the registration rights agreement, if the Company is unsuccessful in filing a registration statement within 30 days of closing the financing or does not have an effective registration within 90 days after the initial filing it pays penalties of 2% per month payable in cash or the Company’s common stock, on the amount invested in Series A and B Convertible Preferred Stock, up to a maximum of eight months. Given the current levels of investment in Series A and B Preferred Stock, the Company estimates the total liability to be approximately $1.2 million. As of September 30, 2007, the Company has accrued $165,742 in penalties, under the registration rights agreement, as it has been determined that it did not have an effective registration statement in advance of the deadline.

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

The rollforward of the Company’s stockholders’ equity section for the six months ended June 30, 2007 is as follows:

		$ 0.001 Par Value		$ 0.001 Par Value	Additional	Stock
	Preferred	Preferred	Common	Common	Paid-in	Subscription	Retained
Item	Shares	Stock	Shares	Stock	Capital	Receivable	Earnings	Total
Balance @ 12/31/06	3,203	3	24,556,000	24,556	5,490,762	(12,500)	(3,118,830)	2,383,991
AMI Net loss for 1/1/07 - 9/30/07							(4,400,848)	(4,400,848)
Amortize Stock Options 1/1/07 - 9/30/07					1,108,793			1,108,793
Payment of Stock Subscription Receivable						12,500		12,500
2/1/07 Preferred Shares Issuance	1,000	1			999,999			1,000,000
Deemed Dividend from Beneficial Conversion Feature of 2/1/2007 share issuance					1,000,000		(1,000,000)	0
3/29/07 Preferred Shares Issuance	1,425	1			1,425,022			1,425,023
3/29/07 Transaction costs					(187,197)			(187,197)
3/29/07 Settlement of Bridge Notes					(103,976)			(103,976)
Deemed Dividend from Beneficial Conversion Feature of 3/29/2007 share issuance					1,237,824		(1,237,824)	0
5/2/07 Preferred Shares Issuance	1,700	2			1,699,998			1,700,000
Deemed Dividend from Beneficial Conversion Feature of 5/2/2007 share issuance					1,700,000		(1,700,000)	0
Issue Shares—OMI			3,300,000	3,300	2,141,700			2,145,000
Issue Shares—RSI			1,472,995	1,473	898,527			900,000
Issue Shares—professional services			90,090	90	49,910			50,000
9/11/07 Preferred Shares Issuance	500	1			499,999			500,000
Deemed Dividend from Beneficial Conversion Feature of 5/2/2007 share issuance					500,000		(500,000)	0
Balance @ 9/30/07	7,828	8	29,419,085	29,419	18,461,361	0	(11,957,502)	6,533,286

NOTE 7                              BUSINESS UNCERTAINTY

The Company has generated $3,922,973 in revenue, but has incurred a cumulative net loss of $4,400,848 and cumulative negative cash flows from operating activities of $1,957,091 since inception and has only recently consummated acquisitions of operating businesses (see Note 5 of the Notes to Condensed Consolidated Financial Statements). These factors raise substantial doubt about our ability to execute our business plan. The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the performance of recently acquired operating businesses and the continued acquisition of operating businesses. In particular, the Company expects to raise capital or seek additional financing. While there can be no assurance that such raising of capital or seeking of additional financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms.

NOTE 8                              COMMITMENTS AND CONTINGENCIES

In connection with the sale of a prior business, Frank Magliochetti, the Company’s former Chairman of the Board and Chief Executive Officer (who served in that capacity from December 20, 2006 until his resignation on March 9, 2007), entered into a non-compete agreement with Otto Bock HealthCare L.P. (“Otto Bock”). The non-compete agreement provides that Mr. Magliochetti may not engage in any business competitive with the business of Otto Bock for a period of four years. In February 2007, the Company was advised by the attorneys for Otto Bock that the Company and its CEO, Edwin Reilly, acted in concert with Mr. Magliochetti in breach of his non-compete agreement. Otto Bock claims, among other things, that the Company plans to compete directly in the market for continuous passive motion products and services and in the market for pain management braces, and is doing business with prohibited customers. The Company and Messrs. Magliochetti and Reilly deny any and all wrongdoing especially in view of Mr. Magliochetti’s resignation and his non-disclosure of any confidential information prior to such resignation. Nevertheless, in order to avoid (a) distraction to management, (b) unquantified risk to new investors, current shareholders, and financing sources, (c) potential negative impact on discussions with “target acquisitions” and (e) the cost of litigation, the Company has reached an agreement in principle with Otto Bock to resolve the matter and has recorded $2.0 million in Other Expense during the period ended September 30, 2007 related to this proposed settlement. There can be no assurance such settlement will be finalized and that the Company will not be sued by Otto Bock, which could have a material adverse effect on the Company’s operations.

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

We intend to offer extensive product offerings, including postoperative pain management products, orthopedic devices, a full range of soft goods and functional knee braces, urodynamic devices and disposables. Our products and services are expected to offer solutions to create overall practice management efficiencies for health care providers.

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

Revenue Recognition

Revenues are recognized on an accrual basis at the time services and related products are provided to patients and collections are reasonably assured, and are recorded at amounts estimated to be received under healthcare contracts with third-party payers, including private insurers, prepaid health plans, and Medicare. Insurance benefits are assigned to our Company by patients receiving medical treatment and related products and, accordingly, we bill on behalf of its patients/customers. Under these contracts, we provide healthcare services, medical equipment and supplies to patients pursuant to a physician’s prescription. The insurance carrier reimburses us for these services and products at agreed upon rates. The balance remaining for products or service costs becomes the responsibility of the patient. A systematic process is employed to ensure that sales are recorded at net realizable value and that any required adjustments are recorded on a timely basis. We have established an allowance to account for contractual sales adjustments that result from differences between the amount remitted for reimbursement and the expected realizable amount for all payor contracts. Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenues and accounts receivable at their net realizable values at the time products and/or services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. .

We perform analyses to evaluate the net realizable value of accounts receivable. Specifically, we consider historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the health care industry and third-party reimbursement, it is possible that our estimates could change, which could have a material impact on our operations and cash flows.

Certain durable medical equipment items that we provide are reimbursed under rental arrangements that generally provide for fixed payments established by fee schedules for as long as the patient is using the equipment and medical necessity continues (subject to capped rental arrangements which limit the rental payment periods in some instances and which may result in a transfer of title to the equipment at the end of the rental payment period). Once initial delivery of rental equipment is made to the patient, a billing cycle is established based on the initial date of delivery. We recognize rental arrangement revenues ratably over the service period and defers revenue for the portion of the monthly bill which is unearned during a reporting period. No separate payment is earned from the initial equipment delivery and setup process. During the rental period we are responsible for servicing the equipment and providing routine maintenance, if necessary.

Our revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104—Revenue Recognition (“SAB 104”) for determining when revenue is realized or realizable and earned. We recognize revenue in accordance with the requirements of SAB 104 that:

•             persuasive evidence of an arrangement exists;

•             delivery has occurred;

•             the seller’s price to the buyer is fixed or determinable; and

•             collectability is reasonably assured.

We also derive commission revenue from contracts it maintains with orthopedic product and supply manufacturers. Commission revenues are recognized upon the shipment of products to customers in accordance with the terms of our distribution agreements.

Included in accounts receivable are earned but unbilled receivables. Unbilled accounts receivable represent charges for equipment and supplies delivered to customers for which invoices have not yet been generated by the billing system. Prior to the delivery of equipment and supplies to customers, we perform certain certification and approval procedures to ensure collection is reasonably assured and that unbilled accounts receivable are recorded at net amounts expected to be paid by customers and third-party payors. Billing delays, ranging from several weeks to several months, can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources, interim transactions occurring between cycle billing dates established for each customer within the billing system and business acquisitions awaiting assignment of new provider enrollment identification numbers. In the event that a third-party payor does not accept the claim for payment, the customer is ultimately responsible.

Accounts Receivable Contractual Sales Adjustments and Related Allowances for Uncollectible Accounts Receivable

Accounts receivable are reported net of allowances for sales adjustments and uncollectible accounts. The majority of our accounts receivable are due from private insurance carriers, Medicare, and Medicaid, as well as from customers under co-insurance provisions. Third-party reimbursement is a complicated process that involves submission of claims to multiple payors, each having its own claims requirements. In some cases, the ultimate collection of accounts receivable subsequent to the service dates may not be known for several months. We have established an allowance to account for sales adjustments that result from differences between the payment amounts received from customers and third-party payors and the expected realizable amounts. We report revenues in our financial statements net of such adjustments. Bad debt is recorded as an operating expense and consists of billed charges that are ultimately deemed uncollectible due to the customer’s or third-party payor’s inability or refusal to pay. The percentage and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods including current and historical cash collections, bad debt write-offs, and aging of accounts receivable. In the event that collection results of existing accounts receivable are not consistent with historical experience, there may be a need to establish an additional allowance for doubtful accounts, which may materially impact our financial position or results of operations.

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

Debt Covenants

Consolidated Adjusted EBITDA

Management believes that an understanding of Adjusted EBITDA is an important measure of operating performance, our ability to service our debt, and our ability to make capital expenditures for our stockholders.

In general terms, the definition of Adjusted EBITDA, “Borrower’s EBITDA” per our credit agreement, is defined as Consolidated Net Income for such period, plus: (i) Interest Expense, (ii) taxes, (iii) depreciation, (iv) amortization, (iv) any extraordinary charges for such period, (v) any non-cash charges for such period related to stock options, warrants, convertible preferred stock, any other derivative securities and restricted stock grants, and (vi) any other non-cash charges for such period (but excluding any non-cash charge in respect of an item that was included in Consolidated Net Income in a prior period), minus (i) interest and dividend income, (ii) gain on the sale of assets and (iii) any extraordinary gains and any non-cash components of income for such period, all calculated in accordance with GAAP. We reconcile Adjusted EBITDA to net income.

We also use Adjusted EBITDA primarily as a liquidity measure. Under the Company’s credit agreement the company must remain in compliance with a debt service covenant. This covenant provides that beginning with the period ended September 30, 2007, the Company’s Adjusted EBITDA divided by its total debt service must be greater than or equal to 1.2 to 1. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because, it is used to determine our ability to access $1,000,000 acquisition indebtedness available under the credit agreement as well as additional borrowings under our Credit Agreement. Since the Company has borrowed $1.6 million under this credit agreement, this facility is a material part of the

Company’s financial condition. To the extent the Company is not in compliance with this covenant it must receive a waiver from the lender. To the extent the Company is unable to secure a waiver, it would be in default with the Credit Agreement which could result in the lenders requiring us to immediately repay all amounts borrowed. It is also a component of certain material covenants contained within and defined by our credit agreement. These covenants are material terms of the credit agreement, which in turn since non-compliance with these financial covenants under our credit facility—our debt services coverage—could result in the lenders requiring us to immediately repay all amounts borrowed. In addition, if we cannot satisfy these financial covenants in the indenture governing the credit agreement, we cannot engage in certain activities, such as incurring additional indebtedness, acquiring and disposing of assets. Consequently, Adjusted EBITDA is critical to our assessment of our liquidity. As of September 30, 2007, the Company's Adjusted EBITDA divided by total debt service is not in compliance with this covenant, however the Company has received a waiver from the lender through December 31, 2007.

The reconciliation of Net Loss to Adjusted EBITDA for the nine months ended 9/30/07 as follows:

Net Loss	(4,400,848)
Plus:
Taxes	19,064
Net Interest Expense (Income)	125,892
Depreciation and Amortization	117,833
Non cash charges—stock issued for expenses	50,000
Non cash charges—stock compensation expense	1,108,793
Adjusted EBITDA	(2,979,266)

It should be noted that Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. As a result, Adjusted EBITDA should not be considered a substitute for net income. Revenue and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements.

Results of Operations:

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net revenues. As noted previously, we completed the acquisition of our first two operating companies in May 2007. Revenues for the quarter ended September 30 were $2,317,607.

Cost of revenues. The cost of revenues for the three months ended September 30 were $957,713, consisting of product purchases and other direct costs such as salaries, commissions, and distribution charges. The Company’s gross profit margin was 59% during the quarter ended September 30, 2007.

General and administrative expenses. During the three months ended September 30, 2007, the Company incurred operating expenses of $1,938,126 (84% of net revenues), including $238,199 in compensation expense related to share-based payment awards, compared with operating expenses of $194,166, including $13,580 in share-based payment awards, during the same quarter of 2006, prior to the acquisition of the first two operating companies. Other operating expenses are comprised primarily of wages, rent, insurance and professional fees.

Interest expense. During the three months ended September 30, 2007, the Company incurred interest expenses of $35,946, primarily related to the Company’s credit facility with TDBanknorth. During the same period in 2006, interest expense totaled $2,253, related to the Bridge Offering Promissory notes.

Provision for income taxes. During the three months ended September 30, 2007 and September 30, 2006, the Company had income tax provisions for state income and franchise taxes of $3 and $0, respectively. No tax benefit has been provided due to the uncertainty in the utilization of losses incurred. Net operating losses may be carried forward for up to 20 years.

Net loss. Net loss for the three months ended September 30, 2007 was $2,766,811, or ($.09) per share, as compared with $196,419 or ($.01) per share for the same period in 2006, prior to the first two acquisitions, reflecting primarily the $2,000,000 in Other Expenses accrual for the potential settlement with Otto Bock, $165,742 in non-cash penalties as the Registration Statement on Form SB-2 has not yet been deemed effective, plus the effects of share based compensation, and the impact of costs incurred to execute our business strategy.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net Revenues. As noted previously, we completed the acquisition of our first two operating companies in May 2007. Revenues from the acquisition dates through September 30, 2007 were $3,922,973.

Cost of revenues. The cost of revenue for the post-acquisition period through September 30, 2007 totaled $1,616,508. These costs include product purchases and other direct costs such as salaries, commissions, and distribution charges. The Company’s gross profit margin was 59% during the nine months ended September 30, 2007.

General and administrative expenses. During the nine month period ended September 30, 2007, we incurred operating expenses of $4,472,851 (114% of net revenue), including $1,108,793 in compensation expense related to share-based payment awards, compared with operating expenses of $194,166, including $13,580 in share-based payment awards, during the same period of 2006, prior to the acquisition of the first two operating companies. Other operating expenses are comprised primarily of wages, rent, insurance and professional fees.

Interest expense. During the nine month periods ended September 30, 2007, we incurred interest expenses of $125,892, consisting primarily of $47,448 interest expense related to the Bridge Offering Promissory Notes and $57,724 related to the Company’s credit facility with TDBanknorth. During the same period in 2006, interest expense totaled $2,253, related to the Bridge Offering Promissory notes.

Provision for income taxes. During the nine month period ended September 30, 2007, the Company had income tax provisions for state income and franchise taxes $19,064, while no provision was necessary in the previous year due to the uncertainty in the utilization of losses incurred. Net operating losses may be carried forward for up to 20 years.

Net loss. Net loss for the nine month period ended September 30, 2007 was $4,400,848 or ($.16) per share, as compared with $196,419 or ($.01) for the same period in 2006, reflecting primarily $2,000,000 in Other Expenses accrual for the potential settlement with Otto Bock, $165,742 in non-cash penalties as the Registration statement SEC Form SB2 has not yet been deemed effective, plus the effects of share based compensation, and the impact of costs incurred to execute our business strategy.

Material Changes in Financial Condition, Liquidity and Capital Resources

As of September 30, 2007, the Company had cash of $1,176,430, a decrease of $1,201,142 from the balance of $2,337,572 at December 31, 2006, primarily a result of the Company’s net loss from operations during the nine months ended September 30, 2007. There was a working capital surplus of $1,564,113 at September 30, 2007, reflecting the assets of the acquired companies (primarily accounts receivable and inventories), offset by accounts payable and accrued expenses. As of December 31, 2006, the Company’s working capital was $2,319,029, reflecting the effects of bridge financing and accrued expenses.

Net cash used in operating activities was $1,598,569 for the nine months ended September 30, 2007, primarily attributable to the net loss adjusted for non-cash expenses (stock based compensation expense of $1,108,793 and depreciation and amortization of $117,833), a decrease in accounts payable and accrued expenses of $1,572,493 primarily resulting from decreased accounts payable from acquired companies of $332,058, offset by $2,000,000 in Other Expenses accrued for the potential settlement with Otto Bock, and $165,742 in non-cash penalties as the Registration Statement on Form SB-2 has not yet been deemed effective. However, the majority of the settlement is expected to be payable as non-cash expenses, primarily as stock transactions. Net cash used in operating activities for the same period in 2006 was $81,060, as this was prior to the acquisition of the operating companies.

Net cash used in investing activities during the nine months ended September 30, 2007 was $3,526,054, primary reflective of the Company’s two acquisitions in May 2007. In addition, $178,221 was in incurred capital expenditures, primarily in acquired companies. During the same period in 2006, investing activities used $55,289 in cash, for capital expenditures.

Net cash provided by financing activities during the nine months ended September 30, 2007 was $3,923,481, primarily representing proceeds from the issuance of preferred stock, net of offering costs, offset by net payments in acquired company debt, as compared with $272,266 during the same period of 2006, representing proceeds from bridge financing and capital contributions.

As noted previously, our Credit Agreement contains certain covenants under which we are currently in breach. We have obtained the necessary waivers from our lender, TD Banknorth, through December 31, 2007.

In addition, the Company needs additional capital to cover ongoing operating expenses. We estimate that we may require up to $90,000 per month through the end of 2007. These factors raise substantial doubt about our ability to execute our business plan. The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the acquisition of operating businesses. In particular, the Company expects to raise capital or seek additional financing. While there can be no assurance that such raising of capital or seeking of additional financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms.

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

Item 3. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an investigation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                        OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, the Company may be involved in legal proceedings from time to time. As of the date of this quarterly report on Form 10-QSB, we are not a party to any legal proceedings; however, as set forth in Note 8 to the Financial Statements, there can be no assurance that a settlement with Otto Bock will be finalized and that the Company will not become subject to a lawsuit.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

All issuances of restricted securities by the Company during the three-month period ended September 30, 2007, were previously reported on Form 8-Ks.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On June 8, 2007, the Stockholders of the Company holding 10,109,109 shares of Common Stock, in excess of a majority of the outstanding shares of Common Stock of the Company, by written consent without a meeting authorized an amendment to the Company’s Certificate of Incorporation to increase the Company’s authorized shares to 301 million of which 300 million are Common Stock and 1 million are Preferred Stock. Prompt notice was given to the non-consenting shareholders. The Company’s Certificate of Incorporation was amended on June 29, 2007.

The Company held its annual meeting of stockholders at its principal executive offices in North Andover, Massachusetts on October 17, 2007. The holders of the common stock and the preferred stock (voting on an as-converted basis) of the Company, voted on the proposal to elect four directors to serve on the Board of Directors until the next annual meeting of stockholders and until their successors are elected and qualified. There were no other matters voted on at the Meeting.

Number of Shares
	Votes	Votes
Name of Nominee	For	Withheld
Edwin A. Reilly	[30,117,739]	[ 0 ]
Robert G. Coffill, Jr.	[30,117,739]	[ 0 ]
Marshall S. Sterman	[30,117,739]	[ 0 ]
Robert A. Baron	[30,117,739]	[ 0 ]

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits.

Set forth below is a list of the exhibits to this quarterly report on Form 10-QSB.

Exhibit Number	Description

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2007	Andover Medical, Inc.

	By:	/s/ Edwin A. Reilly
Edwin A. Reilly, Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2007	Andover Medical, Inc.

	By:	/s/ James A. Shanahan
James A. Shanahan, Chief Financial Officer
(Principal Financial Officer)

Andover Medical, Inc.

Quarterly Report on Form 10-QSB
Quarter Ended September 30, 2007

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.