Form 10-K
period 2007-12-31
Andover Medical, Inc.
filed 2008-03-25
CIK 1339256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

Commission file number: 333-142387

ANDOVER MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0459931
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

510 Turnpike Street, Ste. 204, N. Andover, MA 01845	(978) 557-1001
(Address of principal executive offices)	(Registrant’s telephone number,
including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class) Common Stock, $.001 Par Value Per Share

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No☒

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No☒

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No☒

As of  June 29, 2007 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was: $20,509,642 based on the closing price of $.65 reported on such date by the Over-The-Counter Bulletin Board.  For the purposes of determining this amount only, the registrant has defined affiliates to include officers, directors and certain affiliates.

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 24, 2008 there were a total of 35,661,212 shares of the registrant’s common stock, par value $.001 per share, outstanding and no other classes of common stock.

Documents Incorporate By Reference: None

PART I

Item 1.                    Business.

           Andover Medical, Inc. referred to herein as “we,” “our,” “us,” “registrant,” “our Company,” “the Company,” “Company,” or “AMI” is a publicly traded company (OTCBB:ADOV) that was formed to engage in the business of distributing procedure specific durable medical equipment (“DME”) and services segments of the orthopedic and podiatric physician care markets in the United States. DME is a specific type of medical equipment prescribed by physicians for home use that provides therapeutic benefits or helps patients perform physical tasks they would otherwise not be able to accomplish. The Company intends to establish a nationwide distribution network and plans to offer physicians the largest selection of competitively priced brand-name DME and treatment products.

           Orthopedics and podiatry are among the fastest growing segments in healthcare that utilize DME products and services. The “graying” of the population and the increase in the active physical lifestyle of seniors, among other factors, play key roles in this growth. These DME products are most often used by baby boomers and seniors age 65 and over. According to the U.S. Department of Health and Human Services this senior demographic, which is expanding rapidly both in size and in its need for services, has been increasing from approximately 35 million people in 2000, to an estimated 40.2 million by 2010, and eventually to an estimated 71 million people by 2030, representing approximately 20 percent of the U.S. population.

           On August 31, 2006, AMI, formerly known as Snow & Sail Sports, Inc., entered into a reorganization agreement pursuant to which the Company spun off its existing business (including all of its assets and liabilities), which involved providing one-day ski trips within the New England area, to former management and changed its corporate name and business to that of the Company. Pursuant to the reorganization agreement, the Company issued an aggregate of 10 million restricted shares of its common stock to management and certain affiliates in connection with the transaction.

           All of the former officers and directors of the Company prior to the transaction, resigned and were replaced by Edwin A. Reilly and Robert G. Coffill, Jr.; at that time, Mr. Reilly was appointed the President, Chief Operating Officer, acting Chief Financial Officer, and Secretary of the Company, and Mr. Coffill was elected to serve as its sole director. Mr. Reilly was elected Chairman of the Board and Chief Executive Officer on March 9, 2007.

Business Strategy

           The business strategy of AMI revolves around acquiring local DME companies with net revenues of between $1 million and $10 million per annum in the markets of orthopedics and podiatry. We will then consolidate them and become a single source provider of DME products. On May 4, 2007, AMI completed the acquisition of Ortho-Medical Products, Inc., a New York based full-service company specializing in procedure specific orthopedic DME, respiratory equipment, and orthotics and prosthetics. On May 11, 2007, AMI completed the acquisition of Rainier Surgical Incorporated, headquartered in Auburn, Washington, which specializes in the sales, service, distribution and marketing of orthopedic DME.  To date, AMI has been unable to complete several subsequent acquisitions for various reasons, including an inability to negotiate definitive terms of acquisitions, complete due diligence to our satisfaction, or otherwise complete the acquisition of any other entities.  Accordingly, our Board of Directors has conducted negotiations to merge the Company together with three other entities that are engaged in the business of providing DME products and services and pharmacy services.  There can be no assurance such proposed merger or any other combination transactions will be completed.

           Successful growth of AMI is predicated on its ability to acquire existing companies in a “roll-up” and take advantage of the Company’s larger scale to:

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

           AMI believes the distribution channel for these healthcare segments is currently fragmented and inefficient, and that operating as a local independent distributor is difficult today for various reasons, including the following:

(a) small independent operators have a difficult time trying to gain access to innovative (high margin) products for distribution;

(b) negotiations for products to reduce the cost of goods sold is very limited; therefore, margin enhancement is difficult;

(c) back office expenses are spread over a very limited revenue base; and

(d) little opportunity exists for a viable exit strategy.

           AMI offers extensive product offerings, including postoperative pain management products, orthopedic devices, a full range of soft goods and functional knee braces, and disposables. The Company’s products and services are expected to offer solutions to create overall practice management efficiencies for health care providers.

           AMI has identified companies that target certain procedures such as post surgical care for Anterior Cruciate Ligament (ACL) Surgery, and knee/hip replacement. These companies offer a comprehensive array of products to aid in the recovery for a particular procedure. This provides the physician with a single source solution to his/her postoperative needs.

           AMI intends to establish a unified nationwide distribution network by acquiring and consolidating in a roll-up, healthcare companies that offer physicians both a convenient and administratively efficient way to offer patients a large selection of competitively priced, brand-name DMEs and treatment products. AMI intends to provide an attractive option for the physician customer base. These products, delivered at point of service outlets such as physicians offices, clinics/hospitals, nursing facilities, patients homes, and retail outlets, are often prescribed by physicians and physical therapists and qualify for third party reimbursement from insurance companies, Medicare, Medicaid, etc.

           Our medical products and services consolidation model mirrors trends already taking place in many industries. Currently there are several public companies that have concentrated on consolidating different segments of the DME market:

           • Respiratory care—Lincare and Apria;

           • Orthotics and Prosthetics (O&P)—Hanger Orthopedic Group; and

           • Manufacturing of bracing and orthopedic soft goods—DJ Orthopedics, OSSUR and Orthofix.

           One of the services AMI currently provides for physicians is the stock and bill method of inventory control and payment, eliminating the need to have patients referred to a separate orthopedics and prosthetics facility to purchase DME products prescribed by the physician. Under such an arrangement, AMI handles inventory control and billing, while the physicians’ practices derive the benefits of having products available on site with little administrative involvement. In addition, AMI offers products directly to the physicians and patients.

           Please see the “Risk Factors” section commencing on page 13 for more information concerning the risks of investing in our company.

Completed Acquisitions

Rainier Surgical Incorporated

           On May 11, 2007, the Company completed the acquisition of all the issued and outstanding capital stock of Rainer Surgical Incorporated. The acquisition was pursuant to a Stock Purchase Agreement entered into on May 11, 2007, by and among a wholly-owned subsidiary of the Company, Rainer Surgical and Garth Luke, as Seller.

                  The aggregate purchase price paid was approximately $3,835,000, subject to post-closing adjustments and an escrow, consisting of $2,675,000 in cash, an aggregate of 1,472,995 shares of the Company’s common stock valued at $900,000, based on a price per share of $.63 which was the 10-day average prior to closing, and acquisition costs of approximately $260,000.

           Rainier Surgical Incorporated, headquartered in Auburn, WA, specializes in the sales, service, distribution, and marketing of orthopedic DME. Established in 1991, Rainier Surgical is the largest stock and bill provider of orthopedic DME in the State of Washington. Currently, Rainier Surgical has more than 45 trained and experienced staff members and approximately $5.2 million in revenues for 2006. Through its stock and bill program, Rainier Surgical successfully minimizes the overhead cost and expense physicians, clinics, hospitals, and surgery centers incur when prescribing and distributing orthopedic DME products to their patients.

           Rainier Surgical’s stock and bill program provides physician clinics with a simple and cost-effective method to providing patients with the finest and largest selection of orthopedic DME. The stock and bill program allows Rainier Surgical to act as a liaison between physician clinics and multiple orthopedic DME manufacturers. Working directly with physician clinics, Rainier Surgical’s relationship with multiple orthopedic DME manufactures enables Rainier Surgical to provide a large vendor neutral selection of orthopedic DME to clinics and patients. By ordering and stocking DME equipment at the clinic’s request, Rainier Surgical eliminates the clinic’s DME product expense. Rainier works with all major insurance carriers and HMO organizations to provide third-party billing services for contracted physician clinics.

           Successful third-party billing is vital in executing stock and bill programs. Rainier Surgical’s long-standing relationship with insurance carriers and HMO organizations facilitates smooth and effective billing services for prescribed orthopedic DME. Rainier has over 50 contracts with all the major insurance companies in Washington. After ordering and stocking prescribed orthopedic DME for contracted clinics, Rainier Surgical’s billing department files HCFA 1500 claim forms to appropriate insurance companies. Payment on the filed claim is then sent to Rainier Surgical. If a co-payment is necessary, Rainier Surgical bills patients for the determined co-payment amount. In order to offer the best service and coverage to patients, Rainier Surgical focuses on providing the lowest out-of-pocket expense to patients and the most competitive pricing to insurance carriers.

           Rainier Surgical’s stock and bill program shifts the expense and overhead costs of billing, claim management, and accounts receivables away from the medical practitioner while providing the patient and the physician with superior orthopedic DME product offerings. The total revenue from insurance payers is 70 percent private, 25 percent Medicare and Medicaid, and 5 percent to other payers. Currently, Rainier Surgical has secured over 120 stock and bill accounts in the Pacific Northwest. Through their extensive distribution network, diverse product offering, expertise in products, insurance billing and inventory management, Rainier Surgical services more than 300 health care providers in acute-care hospital, clinics, and physician offices in Washington, Oregon, and Northern Idaho.

Ortho-Medical Products, Inc.

                  On May 4, 2007, the Company completed the acquisition of 100% of the outstanding capital stock of Ortho-Medical Products, Inc., a full-service company specializing in procedure specific orthopedic durable medical equipment (DME), respiratory equipment, and orthotics and prosthetics (O&P). Founded in 1982, Ortho-Medical Products focuses on servicing the needs of patients in the Tri-State Region; specifically the five boroughs of New York City, Nassau, Suffolk, and Westchester Counties, Northern New Jersey, Upper New York State, and the State of Connecticut. With four locations, three in New York and one in Connecticut, Ortho-Medical Products has approximately 30 employees who work to make this network available to Case Managers, Preferred Provider Organizations and Health Maintenance Organizations. Ortho-Medical Products has contracted with approximately 50 health insurance payers, plus Medicare and Medicaid. Ortho-Medical Products reported revenues of $3.2 million in 2006. Of Ortho-Medical Products’ total revenue, private insurance accounts for 69 percent, Medicare & Medicaid account for 23 percent, and other payers account for 8 percent. Focusing on quality care and service, Ortho-Medical Products has secured over 800 accounts that service more than 5,000 Tri-State Region patients.

           Within Ortho-Medical Products, the custom orthotics and prosthetics product line has seen substantial growth. Ortho-Medical Products distributes customized and prefabricated O&P products. Presently, O&P sales are split, 50 percent prefabricated and 50 percent sophisticated custom orthotics. When compared to prefabricated O&P devices, Ortho-Medical Products’ customized orthotics provides greater support for patient’s compromised joints, weak muscles, and other medical conditions. Presently, Ortho-Medical’s O&P product line generates the greatest portion of sales revenue for the Company — 60 percent. Of Ortho-Medical’s additional product lines, general DME comprises 22 percent; respiratory equipment comprises 10 percent, and rehabilitation equipment (primarily cold therapy products to expedite post surgery recovery) comprises the remaining 8 percent of total sales revenue.

           The aggregate purchase price paid was approximately $2,579,000, subject to post-closing adjustments and an escrow, consisting of $134,000 in cash; an unsecured promissory note to the sellers in the amount of $100,000 due one year from closing with simple interest at 6% per annum; and 3,300,000 shares of the Company’s common stock (valued at $2,145,000, based on a per share price of $.65 which was the 10 day average prior to closing), and acquisition costs of approximately $200,000. Existing Ortho-Medical Products’ management continued post-closing in accordance with certain employment or consulting agreements executed at closing.

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

           Phase 3: National Brand Recognition. Roll-out strategy that transforms local market companies in combination with unique products into a nationally recognized and identified DME brand. This, in turn, is expected to trigger: a size premium, recurring diversified revenue premium, strong organic growth, and a premium, high quality, high margin customer base.

An integration strategy that mirrors activities in physician practices.

           The increasing evolution of managed care has forced economic efficiencies on physician practices, while attempting to limit reimbursement for services. There is a nationwide trend toward practice consolidation with out-sourcing of costly and unnecessary administrative support. The broader the range of products supplied by DME companies, the more attractive they are to physician practices seeking to deal with a limited number of suppliers. The stock and bill option advocated by AMI supplies practices with needed orthopedics and podiatry products, while eliminating the need for patient referrals to DME vendor facilities. In the end, physician practice customers benefit from out-sourced billing and inventory control management functions.

           The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Medicare Modernization Act, mandated a number of changes in the Medicare payment methodology and conditions for coverage of orthotic devices and DME. These changes include a freeze in payments for DME from 2004 through 2008, a payment freeze for orthotic devices from 2004 through 2006, competitive bidding requirements, and new clinical conditions for payment and quality standards. The changes affect our products generally, although specific products may be affected by some but not all of the Medicare Modernization Act’s provisions.

           Under competitive bidding, which began in certain regions in 2007, Medicare will change its approach to reimbursing certain items and services covered by Medicare from the current fee schedule amount to an amount established through a bidding process between the government and suppliers. Competitive bidding may reduce the number of suppliers providing certain items and services to Medicare beneficiaries and the amounts paid for such items and services.

Growth of targeted markets served by physician specialties.

           The orthopedics and podiatry specialties — unlike family practice, pediatrics, internal medicine, and primary care are growing because of the expanding need for services by the baby boomer population. As patients live longer, they require increased prescription of DME devices for treating injuries and medical conditions. These factors account for the anticipated growth in the size of the patient market for DME products and the need for their increased frequency of prescription for them.

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

Determinants of Business Success for AMI.

           Management believes that its ability to execute the following tasks as AMI matures is probably the most significant determinant in the Company’s ability to grow and prosper:

•      acquire companies in numbers that reach critical mass to achieve economies of scale and branding opportunities;

•      develop scalable physician customer base in the orthopedic and podiatric specialties based on achievement of a competitive value proposition in the marketplace for DME products;

•      negotiate exclusivity with respect to innovative or already branded products that distinguishes AMI from its competitors;

•      enjoy price advantages over competitors based on either AMI’s size or its competitive position in particular markets;

•      maintain stable pricing and margins for DME products during the next several years with the ability to compete if restrictive pricing and limited source contracts become prevalent for DME under Medicare;

•      have sufficient market share or unique products to enable negotiation with managed health insurers as they, following Medicare’s lead, consolidate the number of DME suppliers with whom they will do business; and

•      obtain sufficient working capital to avoid the cyclical fluctuations in the volume of DME business.

Our Market

           Our market is focused upon DME prescribed by orthopedic physicians and podiatrists.  In 2002 there were almost 1,000 stock and bill programs established nationwide. According to Frost and Sullivan, over the past few years these stock and bill programs have had an increase in popularity given a few of the following developments:

•                more outpatient arthroscopic and other orthopedic surgeries performed in facilities which traditionally did not carry significant brace and soft goods inventories;

•                clinics are able to support a wider range of products from multiple manufacturers without additional effort; and

•                tighter reimbursement under managed care for services rendered at orthopedic clinics encourages physicians and administrators to look to other possible sources of revenue.

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

Podiatric Market

The AAOS suggests that one in every six people in the U.S. have foot problems at any given time, and 36 percent of these people regard their foot problems as serious enough to warrant medical attention. The American Podiatrist Medical Association (APMA) estimates that more than 75 percent of Americans will experience foot problems of varying degrees of seriousness at one time in their lives. Those who finally seek help will turn to a doctor of podiatric medicine, of which there are about 14,000 practicing in the U.S. From a current podiatric medicine study done by Oglethorpe University, in Atlanta, there is one podiatrist for every 23,000 people in the U.S.

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

A study conducted by the AAOS found that:

•                  nine out of 10 women are wearing shoes that are too small for their feet,

•                  eight out of 10 women say their shoes are painful,

•                  more than seven out of 10 women have developed a bunion, hammertoe, or other painful foot deformity, which will eventually require a surgical procedure,

•                  women are nine times more likely to develop a foot problem because of improper fitting shoes than a man, and

•                  nine out of 10 women’s foot deformities can be attributed to tight shoes.

Podiatric surgical procedures often involve DME including at least two or all of the following: walker boot, pain pump, splints, crutches, cryotherapy (a device that can produce both heat and cold therapy) and/or continuous passive motion devices.

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

Competition

The non-operative orthopedic and podiatry markets are highly competitive and fragmented. Our competitors include several large, diversified orthopedic companies and numerous smaller niche companies in the orthopedic and podiatry markets. Some of our competitors are part of corporate groups that have significantly greater financial, marketing and other resources than we do. Many of our vendors and competitors are manufacturers and suppliers of orthopedic products, such as Breg Incorporated, DJO Incorporated (formerly known as DJ Orthopedics, Inc.), Bledsoe Medical Technology, Inc., Innovation Sports Incorporated, Biomet, Inc., DeRoyal Industries, EPI Medical Systems, Inc. (a subsidiary of BioMet, Inc.) and Royce Medical Co.

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

Healthcare reform legislation in the Medicare area has focused on containing healthcare spending.  On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Medicare Modernization Act, was enacted, which provides for revisions to payment methodologies and other standards for items of DME and orthotic devices under the Medicare program. As a result, beginning in 2004 and continuing through 2008, the reimbursement amounts for orthotic devices will increase on an annual basis. In 2007, a competitive bidding program was phased in to replace the existing fee schedule payment methodology. Supplier quality standards are to be established which will be applied by independent accreditation organizations and clinical conditions for payment will be established for certain products.

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

Fraud and Abuse

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws (commonly known as “Stark” laws). Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs and TRICARE (the U.S. Military Health System). We believe that our operations are, and those of our proposed acquisitions will need to be in material compliance with these laws. However, because of the breadth of these laws, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with such laws. In addition, there can be no assurance that the occurrence of one or more violations of these laws or regulations would not result in a material adverse effect on our financial condition and results of operations.

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

Employees

           AMI employed approximately 64 persons as of March 10, 2008.  At our headquarters, there are four employees: Edwin A. Reilly, Chief Executive Officer, James A. Shanahan, Chief Financial Officer, an assistant controller and a project coordinator. We are in the process of hiring additional sales, marketing, financial and operating personnel, most of whom we expect will be employed by our recent acquisitions. As of December 31, 2007, our Ortho-Medical Products, Inc. subsidiary employed approximately 24 persons. Our Rainier Surgical Incorporated subsidiary employed approximately 36 persons.

Item 1A.              Risk Factors.

An investment in the securities of the Company is speculative, involves a high degree of risk and should only be purchased by persons who can afford to lose their entire investment.  Prospective investors should carefully consider, among other things, the following risk factors relating to the business of the Company prior to making any investment.  These risk factors are summary in nature and are not intended to be exhaustive or set forth all the possible risks and uncertainties that may be associated with purchasing or owning this investment.  You are strongly urged to consult with professional financial advisors, accountants, and lawyers in evaluating this investment and making an independent and informed decision about whether or not to invest your money in the Company.

RISKS RELATED TO OUR BUSINESS

We have only limited working capital and will require additional financing to fund our ongoing operations.

We raised gross proceeds of approximately $7.8 million from private equity offerings through September 11, 2007 (collectively, the “Equity Offerings”), with the net proceeds used for working capital and acquisitions. The Company’s operating subsidiaries are not generating sufficient cash flow to offset the parent Company’s expenses.  Therefore, the Company needs to raise additional financings to meet its anticipated working capital needs and cash needs. The Company does not have sufficient funds for its ongoing operations, while the Company has an equity funding commitment  to replace its existing lender, there is no assurance such financing will be completed. Any inability to obtain additional financing when needed and on acceptable terms could have a material adverse effect upon the Company’s operations, including the possibility of requiring the Company to sell certain assets, merge or curtail its operations.

We are not in compliance with our commercial credit facility and need to secure replacement financing or otherwise sell assets, merge or curtail our operations.

As of December 31, 2007, we were not in compliance with certain debt service covenants in our credit facility with our primary lender.  We have been unable to secure a waiver and our lender could require us to immediately repay all amounts borrowed totaling approximately $1.6 million principal amount as of March 10, 2008.  If we are unable to obtain replacement financing from a different lender, of which there can be no assurance, we may be forced to sell certain assets, merge with another entity or curtail our operations which will adversely affect our shareholders.

Our financial statements have been prepared assuming that the Company will continue as a going concern.

           Our audited financial statements for the fiscal year ended December 31, 2007 have been prepared assuming the Company will continue as a going concern, as discussed in Note 7 to the financial statements for the period ended December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our independent registered public accounting firm has included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report for the fiscal year ended December 31, 2007.

We recently went public and have a limited operating history upon which you can base an investment decision.

           We became a public company on August 31, 2006 via a reverse merger and completed our first acquisition in May 2007. Consequently, the Company has a very limited operating history upon which you can make an investment decision, or upon which we can accurately forecast future sales. You should, therefore, consider us subject to all of the business risks and uncertainties associated with a new business. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the formation and initial operations of a new and unproven business.

Our business strategy depends upon our ability to complete and manage acquisitions of other companies.

           Our business strategy is to grow through acquisitions, which depends on our ability to identify, negotiate, complete and integrate suitable acquisitions. See Item 1 “Business—Business Strategy.” Even if we complete acquisitions we may experience:

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

We have no assurance that our proposed acquisition strategy will be successful.

Our business strategy is to expand our operations through strategic acquisitions. We are currently engaged in acquiring certain orthopedic, podiatric, and related service entities. While we acquired two operating companies in May 2007, we may not be successful in our overall acquisition strategy for any number of reasons. We have been unable to complete several subsequent acquisitions for various reasons including, but not limited to, our inability to complete the necessary due diligence to our satisfaction; failure to reach agreement on all material terms of definitive purchase agreements; obtain audited financial statements, or otherwise consummate the acquisition of any other entities. We recently announced that the Company has been engaged in discussions with three other health care companies to merge.  However, there can be no assurance that the Company will be successful in its efforts to complete the proposed merger.  If we are unable to complete the merger or successfully consummate other acquisitions or mergers in the orthopedic, podiatric and urology markets, we will be unable to achieve our business strategy of becoming a single source of DME in these fields.

We may not be able to manage proposed acquisitions and achieve profitability.

We face substantial challenges with both acquisitions made to date and ongoing operations. These include the integration of the acquired entities with the operations, technologies and management of the Company and the attendant risks associated with such acquisitions, including possible unanticipated liabilities, unanticipated costs, diversion of management attention and loss of personnel.

We cannot assure you that we will successfully integrate or profitably manage any acquired businesses, that our continued business will achieve sales levels, profitability, efficiencies or synergies that justify the acquisitions, or that the acquisitions will result in increased earnings for us in any future period. Successful integration of the Company’s operations will depend on, among other things, our ability to attract, hire and retain skilled management and other personnel, none of which can be assured. To manage growth effectively, we will need to invest in development of enhancements to existing services, implement operational, financial and management information systems, procedures and controls, and integrate our personnel and operations with those of an acquired company. We may not be able to manage the combined operations effectively, and failure to do so could have a material adverse effect on the Company’s business, financial condition and/or operating results.

In the case of debt funding, there can be no assurance that we will have sufficient income from operations of such acquired companies to satisfy our debt payments, which may have an adverse impact on the Company.

We rely heavily on our relationships with orthopedic professionals, agents and distributors for marketing our services and our failure to maintain these relationships could adversely affect our business.

           The sales of our services depend significantly on the prescription or recommendation of such services by orthopedic and other healthcare professionals. Our future success depends on our ability to maintain good relations between such healthcare professionals and the management of the companies we acquire. Our failure to maintain good relationships could have an adverse effect on our business.

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

           We do not have an operating history of our own. Until we are able to fully integrate our initial acquisitions, our quarterly operating results are expected to vary significantly. Our results will depend upon a combination of factors, many of which are beyond our control. These factors include:

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

We have limited suppliers for some of our products, which makes us susceptible to supply shortages and could disrupt our operations.

           We do not manufacture the products that we provide to our clients. Instead, we rely on manufacturers and other third party suppliers for these products. If any of these parties are unable or unwilling to supply these products to us, we would be unable to distribute our products until a replacement supplier could be found. We cannot guarantee that a replacement supplier could be found on reasonable terms or in a timely manner. Any interruption in our ability to distribute our products could cause our business to be unsuccessful and the value of investors’ investment in us may decline.

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

           As reflected by the durable medical equipment and specifically orthopedic devices and soft goods experience of Edwin Reilly set forth below under “Management,” the Board of Directors fully believes that Mr. Reilly will be able to carry out our business strategy in order that we may succeed. Nevertheless, the Company also depends on its ability to retain the services of management of our acquired companies. In addition, we could be adversely affected if any key employees of acquired companies who do not have employment or non-competition agreements with us, went to work for one of our competitors. Our future success depends on our ability to identify, attract, train and motivate other highly skilled personnel. Failure to do so may adversely affect future results.

Recent changes in coverage and reimbursement policies for our products by Medicare and third-party payors or reductions in reimbursement rates for our products could adversely affect our business and results of operations.

           Products are sold by our acquisition companies through clinics and physicians who may receive reimbursement for the cost of our products from private third-party payors, Medicare, Medicaid and other governmental programs. Our ability to sell our products successfully depends in part on the purchasing and practice patterns of clinics and physicians, who are influenced by cost containment measures taken by third-party payors. Limitations or reductions in third-party reimbursement for our products can have a material adverse effect on our sales and profitability.

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

           In addition, we may not be able to obtain supplier commitments from major vendors, in which case we could lose significant potential sales. On the other hand, if we receive preferred supplier commitments from particular vendors that do not deliver high levels of compliance, we may not be able to offset the negative impact of lower per unit prices or lower margins with any increases in unit sales or in market share.

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

           As part of the business structure of our acquired companies, we submit claims and receive payments directly from Medicare, Medicaid programs and private payors. Therefore, we are subject to extensive government regulation, including requirements for maintaining certain documentation to support our claims. Medicare contractors and Medicaid agencies periodically conduct pre- and post-payment review and other audits of claims, and will be under increasing pressure to scrutinize more closely healthcare claims and supporting documentation generally. We periodically could receive requests for documentation during the governmental audits of individual claims. We cannot assure that such review and/or similar audits of our claims will not result in material delays in payment, as well as material recoupment or denials, which could reduce net revenues and profitability, nor the exclusion from participation in the Medicare and Medicaid programs or from participation on the provider panel of a private payor. Private payors from time to time conduct similar reviews and audits.

Undisclosed liabilities associated with our reorganization.

           There may be undisclosed liabilities that were either misrepresented to us or that we were unable to discover prior to the reorganization and the spin off of the Company’s former business, which involved providing one-day ski trips within the New England area. The former principal of Snow & Sail Sports, Inc. could fail to indemnify the Company against potential liabilities associated with the former business in breach of the terms of the reorganization agreement. Although we would fully pursue all legal recourse against such persons, there can be no assurance we will be held harmless, in which case our operations may be adversely affected.

Our principal stockholders may have the ability to control almost all matters of the Company.

Meyers Associates, LP, our financial advisor and a FINRA member firm, and its president own 3,000,000 shares of our common stock (with options to acquire an additional 4,184,791 shares pursuant to a unit purchase option), and other principal stockholders of the Company own an additional approximately 13,135,000 shares, all of which are restricted. These 20,319,791 shares beneficially represent approximately 45% of the issued and outstanding shares of the common stock of the Company as of March 1, 2008. However, Vicis Capital Master Fund, a non-affiliated institutional investor, beneficially owns 28,736,314 shares of our common stock or approximately 45% upon full conversion and/or exercise of preferred stock and warrants issued to it by the Company.  In addition, certain of our officers, directors and former members of management have received grants for options to purchase 4,400,000 shares of our common stock in the aggregate as of December 31, 2007. Therefore, management, our financial adviser and Vicis Capital Master Fund each has substantial influence over the election of the Company’s directors and will be able to control the outcome of other issues submitted to stockholders of the Company. This includes their ability to amend our Certificate of Incorporation, approve a merger or consolidation of the Company with another company or approve the sale of all or substantially all of the assets of the Company without the agreement of minority stockholders.

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

           Because of the limited trading market for our common stock, and because of the potential for significant price volatility, stockholders may not be able to sell their shares of our common stock when they desire to do so. The inability to sell shares in a rapidly declining market may substantially increase the risk of loss as a result of such illiquidity and the price for our common stock may suffer greater declines in the event of significant price volatility.

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

           Our common stock is subject to Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, which imposes certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and “accredited investors” (as defined in Rule 501(a) of the Securities Act). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of our common stock.

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

           Sales of a significant number of shares of our  common stock in the public market pursuant to our recent registration statements could harm the market price of our common stock. Pursuant to a registration statement declared effective by the SEC in December 2007, an aggregate of 24,913,225 shares of our common stock were registered and upon conversion of preferred stock and/or exercise of warrants are free-trading. On March 18, 2008, the Company filed a registration statement with the SEC requesting the registration of an additional 75,150,814 shares of our common stock.  As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease its price. Some or all of the shares of our common stock may be offered from time to time in the open market pursuant to Rule 144 promulgated under the Securities Act, and these sales may have a depressive effect on the market for the shares of our common stock. In general, a person who is an affiliate of the Company and has held restricted shares for a period of six months may, upon filing with the SEC of a notification on Form 144, sell into the market our common stock in an amount equal to the greater of 1% of the outstanding shares or, if listed on Nasdaq or another national securities exchange, the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once every three months.  Any of the restricted shares may be sold by a non-affiliate after they have been held six months subject only to the public information requirement and after one year without any restriction.  There can be no assurance that we will fulfill our reporting requirements in the future under the Exchange Act or disseminate to the public any current financial or other information concerning us, as is required by Rule 144 as part of the conditions of its availability.

Preferred stock as an anti-takeover device.

           We are authorized to issue 1 million shares of preferred stock, $.001 par value. The 5,612.8 shares of Series A Preferred Stock and 2,200 shares of Series B Preferred Stock, which are each convertible into 2,857 shares of our common stock (an aggregate of 22,322,288 shares) and issued pursuant to the Equity Offerings, are the first two series of our preferred stock to be issued. Our preferred stock may be issued in series from time to time with such designation, voting and other rights, preferences and limitations as our Board of Directors may determine by resolution. The Board has authorized; (a) $10.5 million face value of Series C Preferred Stock, which is intended for future acquisitions and/or a proposed merger, and (b) $2.0 million face value of Series D Preferred Stock which is intended to refinance the Company’s outstanding bank indebtedness, however, none of these shares have been issued to date.  Unless the nature of a particular transaction and applicable statutes require such approval, the Board of Directors has the authority to issue these shares without stockholder approval subject to approval of the holders of our preferred stock. The issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company without any further action by our stockholders.

The offering price of our common stock may not bear any relationship to our value or assets.

           The price at which our common stock may be offered in the marketplace does not necessarily bear any relationship to our value or our assets.

Mandatory conversion of preferred stock under certain circumstances.

           Following December 19, 2007, the effective date of our registration statement on Form SB-2 previously filed with the SEC, in the event that our common stock trades above 500% of the conversion price ($.35 per share) of our Series A Preferred Stock for a period of 30 consecutive trading days, each share of Series A Preferred Stock may be converted, at the Company’s option, at its face value of $1,000 at such conversion price, into 2,857 shares of our common stock. Upon such a mandatory conversion, stockholders will lose all of the preferences and other benefits of owning our preferred stock, other than the right to receive all dividends declared and unpaid up to the date of conversion.

Item 2.            Properties.

The Company leases its corporate headquarters at 510 Turnpike Street, Suite #204, North Andover, Massachusetts, 01845; Tel: 978-557-1001. The facility encompasses approximately 3,014 square feet of office space.

Ortho-Medical Products, Inc. maintains four leased store-front offices, including three in New York State and one in Connecticut.

Rainier Surgical Incorporated maintains its administrative offices warehouse at 1144 29th St., NW, Auburn, Washington, 98001.

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

Item 4.            Submission of Matters to a Vote of Security Holders.

           No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2007.

PART II

Item 5.                                                    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

           The Company began trading on the over-the-counter bulletin board (“OTCBB”) governed by the FINRA under the symbol “ADOV” on September 15, 2006 and was previously available under the symbol “SSSP” since February 16, 2006, with the first transaction on June 9, 2006. The quotations listed below reflect interim dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. The following table sets forth the high and low bid quotations per share of the Company’s registered securities for each quarter during the last two fiscal years, as reported by OTCBB.

	Common Stock
	High	Low
Year Ending December 31, 2007:
Quarter Ended December 31, 2007	$0.53	$0.16
Quarter Ended September 30, 2007	$0.75	$0.36
Quarter Ended June 30, 2007	$0.90	$0.40
Quarter Ended March 31, 2007	$0.90	$0.36
Year Ended December 31, 2006:
Quarter Ended December 31, 2006	$2.00	$0.30
Quarter Ended September 30, 2006	$1.44	$0.008
Quarter Ended June 30, 2006	$0.008	$0.008
Quarter Ended March 31, 2006	—	—

Stockholders

           As of March 14, 2008 there were 51 holders of record of our common stock. On March 24, 2008, the closing price of our common stock as reported on the OTCBB was $0.38 per share.

Dividends

In the fiscal year ended December 31, 2007, we did not pay any cash dividends on our common stock or preferred stock. We do not intend on paying any dividends on our common stock in the foreseeable future.  The decision to pay dividends on our common stock will depend on our situation with regard to profitability, cash availability and credit line restrictions.

Unregistered Sales of Equity Securities

All issuances of restricted securities by the Company during the three-month period ended December 31, 2007, were previously reported on Form 8-Ks.

Item 6.                  Selected Financial Data.

                              Not Applicable.

Item 7.                                                    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto included in this Annual Report on Form 10-K. Except for the historical information contained herein, the discussion in this Annual Report on Form 10-K contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company’s actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in the “Risk Factors” section as well, as discussed elsewhere herein.

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

Forward-Looking Statements

Statements contained in this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and elsewhere in this document that are not historical or current facts may constitute “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those predicated in any such forward-looking statements include: our ability to raise funds; our business strategies and future plans of operations; our ability to continue to lower our costs; our timely development and customers’ acceptance of our products; rapid technological changes in the industry; our ability to attract and retain qualified personnel; our ability to identify and successfully consummate future acquisitions; general economic conditions in the United States as well as the economic conditions affecting the industry in which we operate; the amount of sales of our products and services; our current operating losses; and the competitive environment within the industry in which we compete. Such forward-looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms “may,” “will,” “potential,” “opportunity,” “believes,” “expects,” “intends,” “estimates,” “anticipates” or “plans” to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company’s reports and registration statements filed with the SEC.

Plan of Operation

AMI intends to establish a nationwide subsidiary network and plans to offer physicians the largest selection of competitively priced brand-name durable medical equipment (“DME”), and treatment products. We are seeking to take advantage of projected growth and evolving economies of scale arising from consolidation in the procedure specific DME and services segments of the orthopedic and podiatric physician care markets in the United States.

We intend to offer extensive product offerings, including postoperative pain management products, orthopedic devices, a full range of soft goods and functional knee braces. Our products and services are expected to offer solutions to create overall practice management efficiencies for health care providers.

Our business strategy revolves around acquiring local DME companies with sales of between $1 million and $10 million per annum in the markets of orthopedics and podiatry. We will then consolidate them and become a single source provider of DME products. Our successful growth is predicated on our ability to acquire these  existing companies in a “roll-up” and take advantage of economies of scale, resulting from our increase in size, to:

a) add on new acquisitions,

b) secure purchasing efficiencies,

c) contract for innovative new products, and

d) implement management and operational efficiencies.

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operation where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

Revenues are recognized on an accrual basis at the time services and related products are provided to patients and collections are reasonably assured, and revenues are recorded at amounts estimated to be received under healthcare contracts with third-party payers, including private insurers, prepaid health plans, and Medicare. Insurance benefits are assigned to the Company by patients receiving medical treatment and related products and, accordingly, the Company bills on behalf of its patients/customers. Under these contracts, the Company provides healthcare services, medical equipment and supplies to patients pursuant to a physician’s prescription. The insurance company reimburses the company for these services and products at agreed upon rates. The balance remaining for product or service costs becomes the responsibility of the patient. A systematic process is employed to ensure that sales are recorded at net realizable value and that any required adjustments are recorded on a timely basis. This process involves reviewing existing healthcare provider contracts and reimbursement amounts for products and services (by Health Care Provider Code, or “HCPC” code), reviewing historic services provided and revenues generated by the Company from existing contracts and reviewing billing amounts for services and products. The resulting data is used to determine the average contractual adjustment for the Company which is reviewed each month for potential adjustments. There have been no material adjustments to the Company’s estimates to date. The Company has established an allowance to account for contractual sales adjustments that result from differences between the amount remitted for reimbursement and the expected realizable amount for all payor contracts. Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenue and accounts receivable at their net realizable values at the time products and/or services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review.

We perform analyses to evaluate the net realizable value of accounts receivable. Specifically, we consider historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the healthcare industry and third-party reimbursement, it is possible that our estimates could change, which could have a material impact on our operations and cash flows.

Certain DME items provided by the Company are reimbursed under rental arrangements that generally provide for fixed payments established by fee schedules for as long as the patient is using the equipment and medical necessity continues (subject to capped rental arrangements which limit the rental payment periods in some instances and which may result in a transfer of title to the equipment at the end of the rental payment period). Once initial delivery of rental equipment is made to the patient, a billing cycle is established based on the initial date of delivery or the total amount due if the patient uses the product for less than one month. The Company recognizes rental arrangement revenues ratably over the service period and defers revenue for the portion of the monthly bill which is unearned during a reporting period. No separate payment is earned from the initial equipment delivery and setup process. During the rental period we are responsible for servicing the equipment and providing routine maintenance, if necessary.

Our revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104—Revenue Recognition (“SAB 104”) for determining when revenue is realized or realizable and earned. We recognize revenue in accordance with the requirements of SAB 104 if:

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

Included in accounts receivable are earned but unbilled receivables. Unbilled accounts receivable represent charges for equipment and supplies delivered to customers for which invoices have not yet been generated by the billing system. Prior to the delivery of equipment and supplies to customers, we conduct certain certification and approval procedures to ensure collection is reasonably assured and that unbilled accounts receivable are recorded at net amounts expected to be paid by customers and third-party payors. Billing delays, ranging from several weeks to several months, can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources, interim transactions occurring between cycle billing dates established for each customer within the billing system and business acquisitions awaiting assignment of new provider enrollment identification numbers. In the event that a third-party payor does not accept the claim for payment, the customer is ultimately responsible.

Accounts Receivable Contractual Sales Adjustments and Related Allowances for Uncollectible Accounts Receivable

Accounts receivable are reported net of allowances for sales adjustments and uncollectible accounts. The majority of our accounts receivable are due from Medicare, Medicaid and private insurance carriers, as well as from customers under co-insurance provisions. Third-party reimbursement is a complicated process that involves submission of claims to multiple payors, each having its own claims requirements. In some cases, the ultimate collection of accounts receivable subsequent to the service dates may not be known for several months. The Company has established an allowance to account for sales adjustments that result from differences between the payment amounts received from customers and third-party payors and the expected realizable amounts. We report revenues in our financial statements net of such adjustments. We record bad debt expense based on a percentage of revenue using historical Company-specific data. The percentage and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods including current and historical cash collections, bad debt write-offs, and aging of accounts receivable. Our management information systems are utilized to provide this data in order to assess bad debts. In the event that collection results of existing accounts receivable are not consistent with historical experience, there may be a need to establish an additional allowance for doubtful accounts, which may materially impact our financial position or results of operations.

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

We also use Adjusted EBITDA primarily as a liquidity measure. Under the Company’s credit agreement with its lender, the Company must remain in compliance with a debt service covenant. This covenant provides that beginning with the period ended December 31, 2007, the Company’s Adjusted EBITDA divided by its total debt service must be greater than or equal to 1.2 to 1. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is used to determine our ability to access $1,000,000 acquisition indebtedness available under the credit agreement as well as additional borrowings under our credit agreement. Since the Company has borrowed $1.6 million under this credit agreement, this facility is a material part of the Company’s financial condition. To the extent the Company is not in compliance with this covenant it must receive a waiver from the lender.

As of December 31, 2007, the Company’s Adjusted EBITDA divided by total debt service equaled -6.8, which was not in compliance with this covenant.  The Company was unable to secure a waiver, and is not in compliance with its credit agreement, which could result in the lender requiring us to immediately repay all amounts borrowed. It is also a component of certain material covenants contained within and defined by our credit agreement. These financial covenants are material terms of the credit agreement and non-compliance with such covenants under our credit facility could result in the lender requiring us to immediately repay all amounts borrowed. In addition, if we cannot satisfy these financial covenants in the indenture governing the credit agreement, we cannot engage in certain activities, such as incurring additional indebtedness and acquiring and disposing of assets. Consequently, Adjusted EBITDA is critical to our assessment of our liquidity. Although the Company has an equity funding commitment for $2.0 million, primarily to replace its existing lender, there is no assurance such refinancing will be completed.

The reconciliation of Net Loss to Adjusted EBITDA for year ended December 31, 2007 is as follows:

Net Loss	(5,535,439)
Plus:
Taxes	46,664
Net Interest Expense (Income)	87,009
Depreciation and Amortization	370,890
Other charges — legal settlement	500,000
Other charges — accrued penalties	574,816
Non cash charges — stock issued for expenses	1,550,000
Non cash charges — stock compensation expense	1,217,404
Adjusted EBITDA	(1,188,656)

It should be noted that Adjusted EBITDA is not a measure of financial performance under GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. As a result, Adjusted EBITDA should not be considered a substitute for net income. Revenue and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements.

Material Changes in Results of Operations

Material Changes in Results of Operations for the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net revenues.    As noted previously, we completed the acquisition of our first two operating companies in May 2007. Revenues from the acquisition dates through December 31, 2007 were $6,199,539. We had not generated revenues during the period ended December 31, 2006.

Cost of revenues.    The cost of revenue for the post-acquisition period through December 31, 2007 totaled $2,588,993. These costs include product purchases and other direct costs such as salaries, commissions, and distribution charges. The Company’s gross profit margin was 58% during the year ended December 31, 2007. During the period ended December 31, 2006, we did not incur costs associated with revenues.

General and administrative expenses.    During the year ended December 31, 2007, we incurred operating expenses of $6,436,184 (104% of net revenue), including $1,217,404 in compensation expense related to share-based payment awards, compared with operating expenses of $608,903, including $220,680 in share-based payment awards, during the period ended December 31, 2006, prior to the acquisition of the first two operating companies. Other operating expenses incurred during the period ended December 31, 2006 include wages, rent, insurance, and professional fees.

Interest expense.    During the year ended December 31, 2007, we incurred interest expense of $169,301, consisting primarily of $47,448 interest expense related to $160,000 of bridge offering promissory notes issued in October 2006 (the “Bridge Notes”) and $89,805 related to the Company’s credit facility with its lender, TD Banknorth, N.A. On March 29, 2007, investors holding $60,000 in principal loan value converted their Bridge Notes and accrued interest into 63 shares of the Company’s 6% Series A Convertible Preferred Stock.  The remaining balance of $100,000 plus accrued interest was paid off.  During the period ended December 31, 2006, interest expense totaled $115,395, related to the amortization of the note discount on the Bridge Notes.

Provision for income taxes.    During the year ended December 31, 2007, the Company had income tax provisions for state income and franchise taxes of $46,664. For the year ended December 31, 2006, the Company had a state income and franchise tax provision of $6,233.

Other expenses.    During the year ended December 31, 2007, the Company incurred $2,580,537 in Other Expenses, consisting primarily of $2,000,000 for the legal settlement costs associated with Otto Bock HealthCare, LP, and $574,816 accrued for the cost of stock to be issued due to the late filing of the Company’s registration statement on Form SB-2. There were no Other Expenses for the year ended December 31, 2006.

Net loss.    Net loss for the year ended December 31, 2007 was $5,535,439 or ($.20) per basic and diluted share, reflecting primarily $2,000,000 for the legal settlement costs associated with Otto Bock HealthCare, LP, $574,816 in accrued non-cash penalties for the delayed effective date of the Company’s registration statement on Form SB-2, $1,217,404 of share based compensation expense, and the costs incurred to execute our business strategy. For the year ended December 31, 2006, net loss was $729,682 or ($.03) per share, due to the effects of our reorganization and recapitalization.

Material Changes in Financial Condition, Liquidity and Capital Resources as of December 31, 2007

The Company had cash of $560,375, a decrease of $1,817,197 from the balance of $2,377,572 at December 31, 2006, primarily as a result of the Company’s acquisition activity during the year and the net loss from operations of $5,535,439 during the year ended December 31, 2007. The Company had working capital of $474,460 at December 31, 2007, reflecting primarily accounts receivable and inventories of the acquired companies, offset by accounts payable and accrued expenses, and the bank line of credit. As of December 31, 2006, the Company’s working capital was $2,319,029, reflecting the proceeds from issuing preferred stock, offset by accrued expenses.

Net cash used in operating activities was $2,026,523 for the year ended December 31, 2007, primarily attributable to the net loss adjusted for non-cash expenses (stock based compensation expense of $1,217,404, depreciation and amortization of $370,890, stock issued for expenses of $1,550,000, and interest and fees related to bridge loans of $47,448), an increase of $81,276 in prepaid and other assets, consisting primarily of $109,145 in amortizable fees relating to acquisition costs combined with $86,378 in deferred financing costs, a decrease in inventory of $128,596 of the acquired companies, and an increase in accounts payable and accrued expenses of $265,009 (primarily from $574,816 in accrued non-cash penalties for the delayed effective date of the Company’s registration statement on Form SB-2, offset by a $442,208 reduction in accounts payable). Net cash used in operating activities for the year ended December 31, 2006 was $358,522, primarily attributable to the net loss adjusted for non-cash expenses (stock based compensation expense of $227,240, interest expense of $115,395 and depreciation of $6,053), and an increase in accounts payable and accrued expenses of $165,339. Unless the identified and additional acquisitions or mergers are completed over the next 12 months, we will not have significant working capital to hire additional employees, market or otherwise pursue our business plan.

Net cash used in investing activities during the year ended December 31, 2007 was $3,582,664, primary reflective of the Company’s two acquisitions in May 2007. In addition, $180,733 was incurred in capital expenditures, primarily by the acquired companies. During the year ended December 31, 2006, investing activities used $62,121 in cash, for capital expenditures.

Net cash provided by financing activities during the year ended December 31, 2007 was $3,791,990, primarily representing proceeds from the issuance of preferred stock of $4,175,074, net of offering costs, offset by net payments in acquired company debt of $439,959, as compared with $2,798,215 during the same period of 2006, representing proceeds, net of issuing costs, from the Bridge Notes and the issuance of preferred stock.

        On May 11, 2007, AMI and its wholly-owned subsidiaries entered into a $5 million credit agreement with TD Banknorth. The borrowing capacity available to the Company under the credit agreement consists of notes representing a two year $4 million Senior Secured Revolving Credit Facility and a two year $1 million Senior Secured Revolving Acquisition Loan Facility that converts into a three-year term loan.

As noted previously, our credit agreement contains certain covenants with which we are currently not in compliance. While we have signed a letter of intent to obtain replacement financing from an existing investor, there can be no assurance we will ultimately succeed in securing the replacement funding on a timely basis.  If we cannot secure adequate replacement funding, our existing lender may require us to immediately repay all amounts borrowed and we could be forced to sell certain assets, merge and/or curtail our operations.

All borrowings under our credit agreement bear interest at either (i) a rate equal to LIBOR, plus an Applicable Margin (as defined in the credit agreement), or (ii) a Base Rate (as defined in the credit agreement) plus an Applicable Margin.

AMI and each of its wholly-owned subsidiaries, Ortho-Medical Products, Inc., Rainier Surgical Incorporated, Rainer Acquisition Corp. and Andover Management Services, Inc. are borrowers under our credit agreement and their obligations are guaranteed by AMI and all of AMI’s subsidiaries. Each of the Company’s assets are pledged as security under our credit agreement.

Our credit agreement was initially utilized to replace commitments and outstanding balances under Rainier Surgical Incorporated’s existing credit facility with Heritage Bank. Subsequent proceeds of the credit agreement balances are to be used for acquisitions, working capital and for general corporate purposes.

In addition to existing cash, and available credit from our facility with TD Banknorth we need additional capital to execute our business strategy and cover ongoing operating expenses. Without new acquisitions or mergers, we estimate that we may require up to $70,000 per month through the end of 2008. These factors raise substantial doubt about our ability to execute our business plan. The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the performance of recently acquired operating businesses.

If we are to fully implement our business plan, we anticipate that our use of cash for acquisitions, related integration and holding Company costs will be substantial for the foreseeable future, and will exceed our cash flow from operations during the next 12 months and thereafter, absent a significant increase in sales. To fully implement our business plan, over the next 12 months we anticipate that we will require additional investment capital for completing mergers or acquisitions. While we expect to raise capital or seek additional financing, there can be no assurance that such raising of capital or seeking of additional financing would be available in amounts and on terms acceptable to us. Unless the additional acquisitions or mergers are completed over the next 12 months, we will not have significant working capital to hire additional employees, market or otherwise pursue our business plan.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	34

Consolidated Balance Sheet as of December 31, 2006 and December 31, 2007	35

Consolidated Statement of Operations for the Period from July 13, 2006 (Inception) to December 31, 2006 and for the Year Ended December 31, 2007	36

Consolidated Statements of Cash Flows for the Period from July 13, 2006 (Inception) to December 31, 2006 and for the Year Ended December 31, 2007	37

Consolidated Statement of Changes in Stockholders’ Equity / Deficit for the Period from inception on July 13, 2006 (Inception) to December 31, 2006 and the Year Ended December 31, 2007	38

Notes to Consolidated Financial Statements as of December 31, 2007	39

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Andover Medical, Inc.:

We have audited the accompanying consolidated balance sheet of Andover Medical, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2007 and for the period from inception (July 13, 2006) through December 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Andover Medical, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the year ended December 31, 2007 and for the period from inception (July 13, 2006) through December 31, 2006, in conformity with generally accepted accounting principles accepted in the United States of America.

 The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has not yet generated profits from operations and is still developing its planned principal operations.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

\s\ Mantyla, McReynolds, LLC

Mantyla, McReynolds, LLC

Salt Lake City, Utah
March 17, 2008

Andover Medical, Inc

Consolidated Balance Sheet

	December 31,2007	Restated December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$560,375	$2,377,572
Accounts receivable, net of allowance for doubtful accounts of $1,230,842	2,367,813	—
Inventories	938,287	—
Prepaid expenses and other current assets	123,215	133,974

Total current assets	3,989,690	2,511,546

Property, plant and equipment:
Property and equipment, gross	1,549,779	62,122
Less accumulated depreciation	800,958	6,053

Total property, plant and equipment, net	748,821	56,069

Other assets:
Goodwill	4,032,089	—
Intangible Assets, net of accumulated amortization of $317,633	1,791,225
Deposits and other assets	133,019	8,893

Total other assets	5,956,333	8,893
Total assets	$10,694,844	$2,576,508

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$743,696	$29,944
Accrued expenses	1,021,383	135,395
Bank line of credit	1,604,758
Current portion of long-term debt	145,393	—
Notes Payable, net of $132,822 discount	—	27,178

Total current liabilities	3,515,230	192,517

Long term liabilities:
Long-term debt, less current portion	78,263	—
Deferred items	49,670	—

Total long-term liabilities	127,933	—
Total liabilities	$3,643,163	$192,517

Stockholders’ equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized, 7,813 and 3,188 shares outstanding at 12/31/07 and 12/31/06, respectively	8	3
Common stock, $.001 par value; 300,000,000 shares authorized, 34,846,244 shares issued and outstanding at 12/31/07; 24,556,000 shares issued and outstanding at 12/31/2006	34,846	24,556
Additional paid-in capital	20,108,921	5,490,762
Stock subscription receivable		(12,500)
Accumulated deficit	(13,092,094)	(3,118,830)

Total stockholders’ equity	7,051,681	2,383,991

Total liabilities and stockholders’ equity	$10,694,844	$2,576,508

The accompanying notes are an integral part of these financial statements.

Andover Medical, Inc

Consolidated Statement of Operations

	Year Ended December 31,	Period from July 13, 2006 (Inception) to December 31,
	2007	2006
Net Revenue	$6,199,539	$—
Costs of revenue	2,588,993	—
Gross profit	3,610,546	—
General and administrative expenses (including stock-based compensation expense of $1,217,404 and $220,680, respectively)	6,436,184	608,903

Operating loss	(2,825,638)	(608 903)

Interest expense	(169,301)	(115,395)
Other expense	(2,580,537)	—
Other income	4,409	—
Interest income	82,292	849

Loss before income tax expense	(5,488,775)	(723,449)
Provision for income taxes	46,664	6,233

Net loss	$(5,535,439)	$(729,682)

Preferred dividend	(4,437,825)	(2,389,148)

Net loss available to common stockholders	$(9,973,264)	$(3,118,830)

Net loss per share:
Basic and diluted	$(.20)	$(.03)
Basic and diluted available to common stockholders	$(.36)	$(.15)

Weighted average number of common shares outstanding:
Basic and diluted	27,876,253	20,857,884

The accompanying notes are an integral part of these financial statements.

Andover Medical, Inc
Consolidated Statement of Cash Flows

	Year Ended December 31,	Period from July 13, 2006 (Inception) to December 31,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(5,535,439)	$(729,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	370,890	6,053
Share based compensation	1,217,404	227,240
Stock issued for consulting expenses	1,550,000	—
Accrued interest and fees related to bridge loans	47,448	115,395
Changes in operating assets and liabilities:
Accounts receivable, net	10,845	(849)
Inventory	128,596	—
Prepaid and other assets	(81,276)	(142,018)
Accounts payable and accruals	265,009	165,339

Net cash used in operating activities	(2,026,523)	(358,522)
INVESTING ACTIVITIES:
Purchase of property and equipment	(180,733)	(62,121)
Acquisitions	(3,401,931)	—

Net cash used in investing activities	(3,582,664)	(62,121)

FINANCING ACTIVITIES:
Proceeds/(Payments) on notes payable	(978,711)	—
Proceeds from bank line of credit	457,160	—
Proceeds from capital leases	81,592	—
Proceeds from convertible bridge loans	—	673,000
Proceeds from contributed capital	—	85,372
Debt issuance costs	—	(109,922)
Issuance of common stock	56,875	—
Issuance of preferred stock, net of offering costs	4,175,074	2,149,765

Net cash provided by financing activities	3,791,990	2,798,215

Net increase/(decrease) in cash and cash equivalents	(1,817,197)	2,377,572
Cash and cash equivalents at beginning of period	2,377,572	—

Cash and cash equivalents at end of period	$560,375	$2,377,572

Non-cash activities:
Stock issued for debt	$55,449	$529,489
Stock issued for acquisitions	$3,045,000	$—
Note issued for acquisition	$100,000	$—
Supplemental cash flow information:
Cash paid for interest	$169,301	$—
Cash paid for taxes	$46,664	$—

The accompanying notes are an integral part of these financial statements.

Andover Medical, Inc
Consolidated Statement of Stockholders’ Equity / (Deficit)

For the Period July13, 2006 (Inception) to December 31, 2006 and the Year Ended December 31, 2007

Item	Preferred Shares	$0.001 Par Value Preferred Stock	Common Shares	$0.001 Par Value Common Stock	Additional Paid-in Capital	Stock Subscription Receivable	Retained Earnings	Total
July 13, 2006 (inception)			13,110,000	13,110	(13,110)			0
July 27, 2006 Contributed Capital					71,000			71,000
August 31, 2006 Common Shares Issuance			10,000,000	10,000	(10,000)			0
Amortize Stock Options 1/1/06 — 12/31/06					220,680			220,680
Issuance of common stock for consulting			100,000	100	6,460			6,560
Issuance of common stock related to convertible bridge offering, net of debt discounts			1,346,000	1,346	497,319			498,665
Issuance of Preferred Stock, net of offering costs	2,665	2			2,162,263	(12,500)		2,149,765
Issuance of Preferred Stock converted from bridge offering, net of debt issuance costs and debt discounts	523	1			167,002			167,003
Impact of BCF 12/2006 raise					2,389,148		(2,389,148)	0
Net Loss, year 2006							(729,682)	(729,682)

Balance @ 12/31/06	3,188	3	24,556,000	24,556	5,490,762	(12,500)	(3,118,830)	2,383,991

Amortize Stock Options 1/1/07-12/31/07					1,217,404			1,217,404
Payment of Stock Subscription Receivable						12,500
February 1, 2007 Preferred Shares Issuance	1,000	1			999,999			1,000,000
Deemed Dividend from Beneficial Conversion Feature of 2/1/2007 share issuance					1,000,000		(1,000,000)	0
March 28, 2007 Preferred Shares Issuance	1,425	1			1,425,022			1,425,023
March 29, 2007 Transaction costs					(187,197)			(187,197)
March 29, 2007 Settlement of Bridge Notes					(103,976)			(103,976)
Deemed Dividend from Beneficial Conversion Feature of 3/29/2007 share issuance					1,237,825		(1,237,825)	0
Deemed Dividend from Beneficial Conversion Feature of 5/2/2007 share issuance					1,700,000		(1,700,000)	0
Deemed Dividend from Beneficial Conversion Feature of 9/15/2007 share issuance					500,000		(500,000)	0
May 2, 2007 Preferred Shares Issuance	1,700	2			1,699,998			1,700,000
Issue Shares—OMI			3,300,000	3,300	2,141,700			2,145,000
Issue Shares—RSI			1,472,995	1,473	898,527			900,000
Issue Shares—Otto Bock			5,300,353	5,300	1,494,700			1,500,000
Issue Shares—professional services			216,876	217	94,158			94,375
September 11, 2007 Preferred Shares Issuance	500	1			499,999			500,000
Net Loss, year 2007							(5,535,439)	(5,535,439)

Balance @ 12/31/07	7,813	8	34,846,224	34,846	20,108,921	0	(13,092,094)	7,051,681

Notes to Consolidated Financial Statements

1.  DESCRIPTION OF BUSINESS

Andover Medical, Inc. (“AMI”, “Andover” or “the Company”) was formed to engage in the business of distributing procedure specific durable medical equipment (“DME”) and services segments of the orthopedic and podiatric physician care markets in the United States. DME is a specific type of medical equipment prescribed by physicians for home use that provides therapeutic benefits or helps patients perform tasks they would otherwise not be able to accomplish. The Company intends to establish a nationwide distribution network and plans to offer physicians the largest selection of competitively priced brand-name DME and related treatment products.

On May 11, 2007, the Company completed the acquisition of all the issued and outstanding capital stock of Rainer Surgical Incorporated. The acquisition was pursuant to a Stock Purchase Agreement entered into on May 11, 2007, by and among a wholly-owned subsidiary of the Company, Rainer Surgical and Garth Luke, as Seller.

         On May 4, 2007, the Company completed the acquisition of 100% of the outstanding capital stock of Ortho-Medical Products, Inc., a full-service company specializing in procedure specific orthopedic DME, respiratory equipment, and orthotics and prosthetics (O&P).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation

The consolidated financial statements as of December 31, 2007, include the amounts of the Company and each of its wholly-owned subsidiaries. All inter-company accounts and balances have been eliminated in consolidation.

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

The Company’s revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104— Revenue Recognition (“SAB 104”) for determining when revenue is realized or realizable and earned. The Company recognizes revenue in accordance with the requirements of SAB 104 if:

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2007, there were no cash equivalents.

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

(G) Receivables

Accounts receivable are reported net of allowances for contractual sales adjustments and uncollectible accounts. The majority of our accounts receivable are due from private insurance carriers, Medicare, and Medicaid, as well as from customers under co-insurance provisions. Third-party reimbursement is a complicated process that involves submission of claims to multiple payors, each having its own claims requirements. In some cases, the ultimate collection of accounts receivable subsequent to the service dates may not be known for several months. The Company records its allowance for contractual sales adjustments as a percentage of amounts billed to third party payers.  The Company records its allowance for doubtful accounts as a percentage of accounts receivable. The percentage used is based upon historical cash collections, bad debt write-offs and the aging of accounts receivable. The Company has established an allowance to account for contractual sales adjustments that result from differences between ordinary and customary amounts billed for products and services to third-party payors and the expected realizable amounts.

The reconciliation of Accounts Receivable is as follows:

Item	December 31, 2007	December 31,2006
Accounts Receivable—Gross	3,598,655	0
Allowance for contractual sales adjustments	(1,119,332)	0
Allowance for Doubtful Accounts	(111,510)	0
Accounts Receivable—Net	2,367,813	0

(H) Inventories

Inventories are stated using the lower of cost or market, using the first-in, first-out method.

(I) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the individual assets (three to seven years). Depreciation expense for the year ended December 31, 2007 was $160,968, and for the year ended December 31, 2006 was $6,053. The following table summarizes total Property and Equipment:

	December 31, 2007	December 31, 2006
Machinery & equipment	$928,797	$—
Computers & telephone equipment	315,305	34,407
Office furniture & equipment	207,222	22,085
Leasehold & building improvements	66,373	5,630
Vehicles	32,082	—
	$1,549,779	$62,122
Less accumulated depreciation	(800,958)	(6,053)
Net Property and Equipment	$748,821	$56,069

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its state tax returns in Massachusetts as “major” tax jurisdictions, as defined. The only periods subject to examination for the Company’s federal tax returns are the 2005 and 2006 tax years. The periods subject to examination for the Company’s state tax return in Massachusetts are years 2004 through 2006. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

(K) Loss per Share

The Company has adopted SFAS 128, “Earnings per Share.”  Loss per common share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Stock options were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. On a weighted average basis, the total potential dilutive stock options outstanding at December 31, 2007 were 7,571,192.

(L) Business Segments

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments Of An Enterprise And Related Information” (SFAS 131). Certain

information is disclosed in accordance with SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. For the year ending December 31, 2007 and currently, the Company operates in one segment, Durable Medical Equipment (“DME”).

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

The Company issues stock options, stock appreciation rights and restricted shares of common stock under one share-based compensation plan. At December 31, 2007, 15 million shares of common stock are authorized for issuance under the Company’s share-based compensation plan. Stock option and restricted share awards are granted at the fair market value of the Company’s common stock on the date of grant. Stock option awards vest over a period determined by the compensation plan, ranging from one month to three years, and generally have a maximum term of ten years. Restricted shares of common stock vest over a period of time determined by the Compensation Committee of the Board of Directors.

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment (“SFAS 123R”), which require companies to measure and recognize compensation expense for all share-based payments at fair value. For the year ended December 31, 2007, the Company recognized $1,217,404 in compensation expense related to stock options. The recognition of total stock-based compensation expense impacted basic and diluted net income per common share by approximately $0.04 during the year ended December 31, 2007. The Company calculates the fair value of stock options using the Black-Scholes model. The total value of the stock option awards is expensed ratably over the requisite service period of the employees receiving the awards.

(N) Recent Accounting Pronouncements

 In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. SFAS 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141R also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The provisions of SFAS 141R will only impact AMI if AMI is party to a business combination after the pronouncement has been adopted.

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

3.  BUSINESS ACQUISITIONS

On May 11, 2007, AMI’s wholly-owned subsidiary completed the acquisition of all the issued and outstanding capital stock of Rainier Surgical Incorporated.  Headquartered in Auburn, Washington, Rainier Surgical specializes in the sales, service, distribution, and marketing of orthopedic DME.  Established in 1991, Rainier Surgical is the largest stock and bill provider of orthopedic DME in the state of Washington.  Currently, Rainier Surgical has more than 45 trained and experienced staff members.  Through its stock and bill program, Rainier Surgical successfully minimizes the overhead cost and expense physicians, clinics, hospitals, and surgery centers incur when prescribing and distributing orthopedic DME products to their patients. The audited net revenue for Rainier Surgical during 2006 were $5.2 million. The aggregate purchase price paid was approximately $3,835,000, subject to post-closing adjustments and an escrow, consisting of $2,675,000 in cash, an aggregate of 1,472,995 shares of AMI’s common stock valued at $900,000, and acquisition costs of approximately $260,000.

On May 4, 2007, AMI’s wholly owned subsidiary completed acquisition of 100% of the outstanding capital stock of Ortho Medical Products, Inc. (“OMI”) through a merger, with OMI as the surviving entity. OMI is a full-service company specializing in procedure specific orthopedic DME, respiratory equipment, and orthotics and prosthetics.  Founded in 1982, it focuses on servicing the needs of patients in the Tri-State New York Region; explicitly the five boroughs of New York City, Nassau, Suffolk, and Westchester Counties, Northern New Jersey, Upper New York State, and the State of Connecticut. With four locations, three in New York and one in Connecticut, OMI has approximately 25 employees who work to make this network available to Case Managers, Preferred Provider Organizations and Health Maintenance Organizations.  OMI has contracted with approximately 50 health insurance payers, plus Medicare and Medicaid. The audited financial performance of OMI for the year ended December 31, 2006 reflected net sales of approximately $3.2 million. The aggregate purchase price paid, subject to post-closing adjustments and an escrow, was $2,579,000, consisting of $134,000 in cash, a promissory note to the sellers in the amount of $100,000 due one year from closing, an aggregate of 3,300,000 shares of AMI common stock valued at $2,145,000, and acquisition costs of approximately $200,000. OMI’s revenue for the year end 2006 was approximately $3.2 million.

The following is an allocation of the purchase price to the estimated fair value of assets acquired and liabilities assumed for the Rainier Surgical and OMI acquisitions, as of the closing dates. The allocation of the purchase price for the acquisitions will be finalized as AMI receives other information relevant to the acquisition and completes its analysis of other transaction-related costs. The final purchase price allocations for this acquisition may be different from the preliminary estimates presented below. The impact of any adjustments to the final purchase price allocations are not expected to be material to AMI’s results of operations for fiscal 2007.

	OMI	RSI	Total
	(In thousands )
Assets Acquired:
Accounts receivable	$1,270	$1,109	$2,379
Prepaid expenses and other current assets	20	25	45
Inventory	70	997	1,067
Property and equipment	165	523	688
Goodwill	1,126	2,906	4,032
Intangible assets	1,065	939	2,004
Total assets acquired	$3,716	$6,499	$10,215

Liabilities Assumed:
Accounts payable and accrued expenses	$553	$1,014	$1,567
Long-term debt	584	1,528	2,112
Capital leases	—	122	122

Total liabilities assumed	$1,137	$2,664	$3,801

Net assets acquired	$2,579	$3,835	$6,414

The acquisitions above have been accounted for using the purchase method of accounting.  The Company conducts its own valuations to determine the purchase price allocation process. At any point in time, some valuations and allocations may be preliminary, and subject to further adjustment.

The following pro forma information for the twelve months ended December 31, 2007, gives effect to the consolidation of Rainier Surgical and OMI as if each transaction had occurred at January 1, 2007 (unaudited in thousands except per share amount):

Item	Twelve months ended December 31, 2007
Net sales	$9,536
Costs and expenses	13,518
Stock Based Compensation	1,218
Net loss	(5,201)
Net loss per share	$(.18)

4.  GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. Goodwill is tested annually for impairment in accordance with the provisions of Financial Accounting Standards Board Statement No. 142 “Goodwill and Other Intangible Assets” (FAS 142). The Company’s impairment review is based on a discounted cash flow approach at the reporting unit level that requires management’s judgment with respect to revenue and expense growth rates and the selection and use of an appropriate discount rate. The Company uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts, may signal that an asset has become impaired. There were no impairment losses related to goodwill in any of the fiscal periods presented. If AMI determined through the impairment review process that goodwill has been impaired, AMI would record the impairment charge in its consolidated statement of income.

The amount of goodwill as of December 31, 2007, includes $2,905,550 from the Rainier Surgical acquisition and $1,126,539 goodwill related to the OMI acquisition. Goodwill arising from both acquisitions reflects purchase price factors such as their unique position in its market and its geographic position in the Company’s development of a nationwide DME distribution network. The goodwill reported for these acquisitions reflect AMI’s preliminary purchase price allocation and is subject to change.

The Company has identified intangible assets distinguishable from goodwill from its healthcare contracts with private and government health care insurance companies. Under these contracts, an insurance company reimburses the Company for services and/or products provided to patients at agreed upon rates which follow, in most instances, the Medicare pricing guidelines. The remainder of the Company’s fee for products and services is the responsibility of the patient. These contracts enable the Company to work with physicians who treat patients that are members of the insurance plans. Without these contracts the Company cannot seek reimbursement from the insurance company. As an “out of network” provider the Company would be forced to seek reimbursement for their entire fee from the patient. These contracts are important to enhancing the Company’s revenue generating capabilities.

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

The components of acquired identifiable intangible assets as of December 31, 2007 are as follows:

Health insurance contracts, net of accumulated amortization of $55,563	$1,444,641
Non-competition agreements, net of accumulated amortization of $262,070	346,584
$1,791,225

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

5.   LONG TERM DEBT

Long term debt consists of the following:

Note at 6% due May 2008	100,000
Note payable secured by a vehicle, due in monthly installments with final payment due January 2009	2,788
Accrued rent	49,670
Capital leases	120,868
Less current portion of long term debt	(145,393)
$127,933

On May 11, 2007, the Company and its wholly-owned subsidiaries entered into a $5.0 million credit agreement with TD Banknorth, N.A., its primary lender (the “Credit Agreement”). The borrowing capacity available to the Company under the Credit Agreement consists of notes representing a two-year $4.0 million Senior Secured Revolving Credit Facility and a two-year $1.0 million Senior Secured Convertible Revolving Acquisition Loan Facility which converts into a three-year term loan. Beginning September 30, 2007, the Credit Agreement subjected the Company to certain covenants including, but not limited to, a maximum total leverage ratio, a minimum debt service coverage ratio, and a maximum annual capital expenditure. As of December 31, 2007, the Company was not in compliance with certain debt service covenants in its credit facility with its primary lender.  The Company has been unable to secure a waiver and its lender could require the Company to immediately repay all amounts borrowed totaling approximately $1.6 million principal amount.  Accordingly, the Company recorded the obligation under the credit agreement as a current liability on its balance sheet.  On March 13, 2008, the Company signed a letter of intent to obtain replacement financing. If the Company is unable to close on this replacement financing on a timely basis, it may be forced to sell certain assets, merge with another entity or curtail its operations which will adversely affect our stockholders.

As of December 31, 2006, the Company had outstanding Bridge Notes payable to six investors, in the amount of $160,000, bearing interest at 10% per annum. This obligation is recorded as notes payable net of a $132,822 discount associated with the shares of our common stock issued coincident with the notes. On March 29, 2007, investors holding $60,000 in principal loan value converted their Bridge Notes and accrued interest into 63 shares of the Company’s 6% Series A Convertible Preferred Stock. The remaining balance of $100,000 plus accrued interest was paid off.

6.  STOCKHOLDERS’ EQUITY

Share-Based Compensation

In accordance with newly adopted SFAS No. 123R, for the year ended December 31, 2007, $1,217,404 of share-based compensation expense was recorded as an increase to additional paid in capital for share-based payment awards made to the Company’s employees and directors, based on the estimated fair values of stock options vesting during the periods.

Preferred Stock

The Company’s Certificate of Incorporation authorizes the issuance of 1 million shares of $.001 par value preferred stock. The Company’s Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

On September 11, 2007, the Company closed an additional portion of its private financing of 10 Units of the Company’s securities, representing $500,000 principal amount of 6% Series B Convertible Preferred Stock at $50,000 face value per Unit. Each Unit is convertible at $.35 per share into 142,850 shares of Common Stock and Class C Warrants exercisable for five years at $.35 per share to purchase 142,850 shares of Common Stock, plus Class D Warrants exercisable for five years at $.35 per share to purchase 142,850 shares of Common Stock.  The Series B Preferred Stock is entitled to dividends that are payable in cash or Common Stock at the option of the Company at an annual rate of $60 per share.  The Preferred Stock has the same voting rights as Common Stock on an as converted basis. The Preferred Stock is also subject to forced conversion if the Common Stock trades above certain target levels. In accordance with EITF 00-27, a portion of the proceeds were allocated to each class of warrants based on their relative fair value, which totaled $315,266 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $184,734 to the Series B preferred shares based upon the difference between the conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. Both the fair value of the warrants (Series C and D) and the beneficial conversion feature were recorded as a dividend totaling $500,000. These dividends were recorded as a reduction of retained earnings and an increase to additional paid-in capital.

On May 3, 2007, the Company closed an additional portion of its private financing of 34 Units of the Company’s securities, representing $1,700,000 principal amount of 6% Series B Convertible Preferred Stock at $50,000 face value per Unit. Each Unit is convertible at $.35 per share into 142,850 shares of Common Stock and Class C Warrants exercisable for five years at $.35 per share to purchase 142,850 shares of Common Stock, plus Class D Warrants exercisable for five years at $.35 per share to purchase 142,850 shares of Common Stock. The Preferred Stock is subject to forced conversion if the Common Stock trades above certain target levels. In accordance with EITF 00-27, a portion of the proceeds were allocated to each class of warrants based on their relative fair value, which totaled $2,169,091 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $478,620 to the Series B preferred shares based upon the difference between the conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. Both the fair value of the warrants (Series C and D) and the beneficial conversion feature were recorded as dividends totaling $1,700,000. These dividends were recorded as a reduction of retained earnings and an increase to additional paid-in capital.

Effective March 29, 2007, the Company closed the final portion of its private financing resulting in the issuance of 2,425 shares of 6% Series A Convertible Preferred Stock at $1,000 face value. The net proceeds to the Company from these financings totaling $2,133,849 was recorded as an increase to additional paid in-capital. Each share of Series A Preferred Stock is entitled to dividends that are payable in cash or Common Stock at the option of the Company at an annual rate of $60 per share. The Preferred Stock has the same voting rights as Common Stock on an as converted basis and is convertible into 2,857 shares of Common Stock. Each share of Preferred Stock issued under these financings also included one Series A Warrant and one Series B Warrant. The Series A and B warrants entitle the holder to purchase 2,857 shares of the Company’s common stock for $0.35 per share for five years from the date of issuance. The warrants may be exercised for registered or unregistered shares of common stock for cash or under cashless exercise arrangements at the option of the Company. Under the offering, the Preferred Stock is subject to forced conversion if the Common Stock trades above $1.75 per share for 30 consecutive trading days prior to the date of notice of conversion and there is an effective registration statement. In accordance with EITF 00-27, a portion of the proceeds were allocated to each class of warrants based on their relative fair value, which totaled $1,909,934 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $512,566 to the Series A preferred shares based upon the difference between the conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. Both the fair value of the warrants (Series A & B) and the beneficial conversion feature were recorded as dividends totaling $2,237,825. These dividends were recorded as a reduction of retained earnings and an increase to additional paid-in capital.

The assumptions used in the Black Scholes model are as follows: (a) dividend yield of 0%; (b) expected volatility of 136.9%; (c) weighted average risk-free interest rate of 4.92%, and (d) expected life of 4.75 years as the conversion feature and warrants are immediately exercisable. Under the registration rights agreement, if the Company is unsuccessful in filing a registration statement within 30 days of closing the financing or does not have an effective registration within 90 days after the initial filings, it pays penalties of 2% per month payable in cash or the Company’s common stock, on the amount invested in Series A and B Convertible Preferred Stock, up to a maximum of eight months. Given the current levels of investment in Series A and B Preferred Stock, the Company calculated the total liability to be

$574,816, which the Company has accrued in penalties under the registration rights agreement, as it has been determined that it did not have an effective registration statement in advance of the deadline.

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

The rollforward of the Company’s stockholders’ equity section for the year ended December 31, 2007 is presented on page 38.

7.  GOING CONCERN

The Company has generated $6,199,539 in revenue, but has incurred a cumulative net loss of $6,265,121 and cumulative negative cash flows from operating activities of $2,385,045 since inception and has only recently consummated acquisitions of operating businesses (see Note 3 of the Notes to Consolidated Financial Statements). These factors raise substantial doubt about our ability to continue as a going concern. The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the performance of recently acquired operating businesses and the continued acquisition of operating businesses. In particular, the Company expects to raise capital or seek additional financing. While there can be no assurance that such raising of capital or seeking of additional financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms. The Company’s current status regarding its financing arrangements is described in Note 5 of the Notes to Consolidated Financial Statements.

8.  COMMITMENTS AND CONTINGENCIES

On December 28, 2007, the Company and its Chief Executive Officer, Edwin A. Reilly, entered into a Global Settlement Agreement and Release (the “Global Settlement”), together with Francis P. Magliochetti and his wife, Patricia Magliochetti (jointly referred to as the “Magliochettis” and collectively referred to as the “Andover Respondents”) and Otto Bock Healthcare, L.P., a Minnesota limited partnership (“Otto Bock”).  As previously disclosed by the Company, Frank Magliochetti, the Company’s former Chairman of the Board and Chief Executive Officer (who served in that capacity from December 20, 2006 until his resignation on March 9, 2007), entered into non-compete agreements with Otto Bock in connection with the Magliochettis’ sale of the assets of Ortho Rehab, Inc. and Ortho Motion Inc. pursuant to an Asset Purchase Agreement dated January 6, 2005 (the “APA”).  The non-compete agreement provided that Mr. Magliochetti may not engage in any business competitive with the business of Otto Bock for a period of four years.  The Company and Messrs. Magliochetti and Reilly denied any and all wrongdoing especially in view of Mr. Magliochetti’s resignation and his non-disclosure of any confidential information prior to such resignation.  Nevertheless, in order to avoid (a) distraction to management, (b) unquantified risk to new investors, current shareholders, and financing sources, (c) potential negative impact on discussions with “target acquisitions” and (e) the cost of litigation, the Company entered into the Global Settlement.  There was no admission of liability for any claims previously asserted by the parties.

Upon the execution of the Global Settlement, the Company paid to Otto Bock $500,000 in cash and

$1,000,000 in shares of common stock of the Company.  An aggregate of 5,300,353 shares were issued with a fair market value of $1,500,000 to protect against any decrease in value of the shares until they are sold.  If and when Otto Bock receives $1,000,000 in net proceeds, all remaining shares held by Otto Bock shall be returned to the Company.  In the event Otto Bock receives less then $1,000,000 in net proceeds, the Andover Respondents shall have no obligation to pay any additional consideration to Otto Bock.  The Company has the right to redeem all of the shares for a total of $750,000 less any proceeds previously received by Otto Bock.  The Company agreed to file a registration statement with the Securities and Exchange Commission for the resale of all of the shares by March 18, 2008 (91 days from the effective date of the Company’s Registration Statement declared effective on December 19, 2007).  Otto Bock entered into a lock-up agreement pursuant to which they agreed not to sell more than 20,000 shares in any week and not more than 250,000 shares in any three month period on a non-cumulative basis.

9.  RESTATEMENT

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

10.  LEASES

The Company leases certain administrative offices, storefronts, warehouses and equipment. Future minimum lease payments under capital leases and non-cancelable operating leases as of December 31, 2007 are as follows:

	Capital Leases	Operating Leases
	(in millions)

2008	$56,957	$336,932
2009	56,975	252,028
2010	22,532	238,533
2011	0	190,000
2012	0	196,000
Thereafter	0	918,000
Total	$136,446	$2,131,493
Less amount representing interest (at rates ranging from 5.2% to 10.7%)	(15,928)
Present value of net minimum capital lease payments	120,518
Less current installments of obligations under capital leases	(46,803)
Obligations under capital leases, excluding installments	$73,715

Equipment with a cost of approximately $165,000 is subject to capital leases.  Certain office leases contain renewal options which the Company may exercise at its discretion, which were not included in the amounts above. Rent expense was approximately $300,000 in 2007 and $20,000 in 2006.

11.  STOCK OPTION PLAN

On August 31, 2006, the Andover Medical, Inc. 2006 Employee Stock Incentive Plan (the “2006 Plan”) was approved and adopted by the Board of Directors and the holders of a majority of the Company’s issued and outstanding common stock.  Under the 2006 Plan, the Company may grant stock options, stock appreciation rights or restricted stock to its employees, officers and other key persons employed or retained by the Company or its subsidiaries, and any non-employee director, consultant, vendor or other individual having a business relationship with the Company, to purchase up to 5 million shares of the Company’s common stock. On December 27, 2006, the Board of Directors and holders of a majority of the Company’s issued and outstanding common stock amended the 2006 Employee Stock Incentive Plan to increase the maximum number of shares that may be issued upon exercise of stock options, stock appreciation rights or restricted stock granted thereunder from 5,000,000 shares of common stock to 15,000,000 shares.

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

12/31/2007
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

A summary of the status of the Company’s fixed stock option plan as of December 31, 2007 and the changes during the period ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	10,375,000	$0.30	8.67	$525,000
Granted	860,000	$0.53	9.35	0
Exercised	—	—
Forfeited	(6,520,000)	$0.38
Options outstanding at December 31, 2007	4,715,000	$0.24	8.88	$525,000

Options exercisable at December 31, 2007	3,657,083	$0.17	8.79	$525,000

There were no stock options exercised during the year ended December 31, 2007.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number Exercisableat December 31, 2007	Weighted Average Exercise Price
$0.00-0.06	2,500,000	8.67	$0.06	2,500,000	$0.06
$0.07-0.38	1,375,000	9.00	$0.38	943,750	$0.38
$0.39-0.67	840,000	9.35	$0.54	213,333	$0.58
Total	4,715,000	8.88	$0.24	3,657,083	$0.17

The following table summarizes the status of the Company’s non-vested options since inception:

	Non-vested Options
	Options	Weighted Average Exercise Price
Non-vested at December 31, 2006	9,464,583	$0.30
Granted	860,000	$0.53
Vested	(3,773,334)	$0.20
Forfeited	(6,520,000)	$0.38
Non-vested at December 31, 2007	1,057,917	$0.47

The total fair value of options vested was $553,967 for the year ended December 31, 2007.  As of December 31, 2007, there was $495,854 of total unrecognized compensation cost related to non-vested stock options granted under the Plan.  That cost is expected to be recognized over a weighted average period of 1.5 years.

12.  INCOME TAXES

The significant components of the Company’s deferred income tax liabilities and assets are as follows:

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	1,389,684	167,703
Accounts Receivable	351,449	—
Inventory	55,768
Accrued expenses	351,822	11,592
	2,148,723	179,295
Deferred tax liabilities:
Fixed Assets Depreciation	$(13,964)	$(1,000)
	2,134,759	178,295
Less valuation allowance	(2,134,759)	(178,295)
Net deferred tax assets (liabilities)	$—	$—

Components of income tax provision for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006
Current:
Federal	$—	$—
State	46,664	6,223
	46,664	6,223
Deferred:
Federal	$—	$—
State	—	—
	—	—
	$46,664	$6,223

Actual income taxes reported are different than would have been computed by applying the federal statutory tax rate to income before income taxes. The reasons for this difference are as follows:

	2007	2006
Computed expected statutory expense (benefit)	$(1,888,042)	$(433,430)
Increase in rate resulting from:
State income taxes, net of federal benefit	(438,540)	4,114
Change in valuation allowance	1,956,464	178,295
Stock compensation expense	413,917	258,669
Other	2,865	(1,425)
	$46,664	$6,223

The Company provided a full valuation allowance as of December 31, 2007 and 2006 against its net operating loss carry-forwards. At December 31, 2007, the Company had net operating loss carry-forwards of approximately $4 million for federal income tax purposes that are available to offset future taxable income and begin to expire in the year 2025.  The adoption of FIN 48, Accounting for Uncertainty in Income Taxes, has had no impact on the reported carry-forwards at December 31, 2007.

13.  QUARTERLY FINANCIAL DATA

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share information)
Year ended December 31, 2007

Net sales	—	1,605	2,318	2,277

Gross profit	—	947	1,360	1,304

Income (loss) from Operations	(996)	(592)	(578)	(659)

Net income (loss)	(1,020)	(614)	(2,767)	(1,134)

Basic and diluted net income per share	(0.04)	(0.02)	(0.10)	(0.04)

Weighted average shares outstanding

Basic and diluted	24,566,000	27,432,371	29,389,708	30,049,927

Year ended December 31, 2006

Net sales	—	—

Gross profit	—	—

Income (loss) from Operations	(194)	(415)

Net income (loss)	(194)	(534)

Basic and diluted net income per share	(0.01)	(0.02)

Weighted average shares outstanding

Basic and diluted	16,950,000	24,244,674

14.  SUBSEQUENT EVENTS

On December 5, 2007, Andover announced at an investor meeting that the Company believed it could obtain $10,000,000 of bridge financing to fund two acquisitions.  This information was included in a Form 8-K pursuant to Regulation FD, which was filed with the Securities and Exchange Commission on December 6, 2007 (the “December Form 8-K”).  The Company has secured a signed funding commitment for $10.5 million for the acquisitions.  On March 4, 2008, AMI announced that its Board of Directors is in discussions with three other health care companies to merge.  The merged companies would have revenues in excess of four times the current revenues of Andover.  Although negotiations for two previously announced proposed acquisitions have been terminated (see discussion below), the investor who previously committed to fund the $10.5 million has advised the Company of its ongoing commitment to support the Company’s business plan and future acquisition strategy including the potential merger with these three health care companies.

 The December Form 8-K also stated the Company was in the final stage of negotiating a letter of intent (“LOI”) to acquire a durable medical equipment (“DME”) company that could double the size of Andover by adding approximately $9.5 million in revenues.  Andover and the above referenced DME company have not reached an agreement and the LOI was terminated in accordance with its terms and the parties have ceased further negotiations of a definitive stock purchase agreement.

On January 10, 2007, Andover entered into a non-binding LOI for the purpose of acquiring Advanced Technology of Kentucky, Inc. (“ATI”), a company that also specializes in DME.  Andover previously made reference to this transaction in the December Form 8-K, which said the transaction could close within the next 30-60 days upon completion of an unqualified audit of ATI and the execution of a definitive stock purchase agreement.  Andover was unable to agree to definitive terms of a purchase of ATI and further negotiations of a definitive stock purchase agreement between the parties have ceased.

Negotiations to acquire SRS Medical Systems, Inc. a Massachusetts based urology company, as disclosed in the Company’s Annual Report on Form 10-KSB for December 31, 2006, have been terminated.  The Company has also closed negotiations to purchase a 15% interest held by an affiliate of Andover in 4B Med Concept (4BMC), a French DME distribution supply company.

On March 13, 2008, the Company entered into a term sheet with an existing institutional investor (the “Investor”), regarding a potential private equity financing (the “Financing”). Under the terms of the Financing, the Company will issue Series D Convertible Preferred Stock (the “Preferred Stock”) and Series I Warrants (the “Securities”) for a purchase price of $2.0 million.  The Company intends to use the proceeds obtained from the Financing primarily to retire bank debt under its credit agreement with TD Banknorth, N.A, as well as for working capital.  The Financing is anticipated to close on or before March 31, 2008, after negotiation of a mutually acceptable definitive agreement.   The Preferred Stock will bear an 8% per annum dividend.  It will be redeemable by the investors in 24 months and shall be secured by a lien on all of the Company’s assets.  The Preferred Stock shall be convertible into Common Stock at $.35 per share and the Warrants also exercisable at $.35 per share for a 10 year period.  The Warrants shall be issued in an amount equal to 300% of the number of shares of Common Stock issuable upon conversion of Preferred Stock.  All of the underlying shares of Common Stock will be registered with the Securities and Exchange Commission.

On May 11, 2007, Andover and its wholly-owned subsidiaries entered into a $5.0 million credit agreement with TD Banknorth, N.A. (the “Credit Agreement”).  The borrowing capacity available to the Company under the Credit Agreement consists of notes representing a two-year $4.0 million Senior Secured Revolving Credit Facility and a two-year $1.0 million Senior Secured Convertible Revolving Acquisition Loan Facility, which converts into a three-year term loan.  Beginning September 30, 2007, the Credit Agreement subjected the Company to certain covenants including certain debt service covenants.  Andover was unable to secure a waiver and is not in compliance with its Credit Agreement, which could cause its lender to require the Company to immediately repay all amounts borrowed, totaling approximately $1.6 million principal amount as of March 10, 2008.

There can be no assurance that the Company will be successful in its efforts to negotiate a mutually acceptable definitive agreement in connection with the Financing and obtain the proceeds required to retire its bank debt.  If Andover is unable to obtain replacement financing from other sources, it may be forced to sell certain assets, merge with another entity or curtail its operations, which will adversely affect our stockholders.

Item 9.                                                          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

NOT APPLICABLE

Item 9A(T).                                 Controls and Procedures.

The Company’s Chief Executive Officer is responsible for establishing and maintaining disclosure controls and procedures for the Company.  The Company’s Chief Executive Officer and the Chief Financial Officer have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.  As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 15d-5. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and timely alerting them to material information relating to the Company required to be included in reports the Company files with the SEC pursuant to the Exchange Act. Subsequent to the date of that evaluation, there have been no significant changes in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an investigation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                                                  Other Information.

There have not been any material changes in the Company’s affairs which have not been described in a report on Form 8-K during the fourth quarter ended December 31, 2007.

PART III

Item 10.                                                   Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors of Andover Medical, Inc.

The following are our current executive officers and directors and their respective ages and positions:

Names	Ages	Position

Edwin A. Reilly	61	Chairman of the Board, Chief Executive Officer and Chief Operating Officer

James A. Shanahan	51	Chief Financial Officer and Secretary

Robert G. Coffill, Jr.	51	Director

Marshall S. Sterman	76	Director

Robert A. Baron	68	Director

Edwin A. Reilly.    Mr. Reilly was elected Chairman of the Board and Chief Executive Officer on March 9, 2007. Mr. Reilly was elected President and Chief Operating Officer on August 31, 2006 and is currently serving in those positions. Mr. Reilly was Chief Executive Officer of Bellacasa Productions, Inc. (now known as WiFiMed Holding Company, Inc.), a medical device company, from September 2005 to August 2006. Formerly, he was Chief Executive Officer of Ortho Rehab, Inc. from 2004 to 2005, a manufacturer and distributor of continuous passive motion devices. He was an administrative officer of Med Diversified Inc. from 2001 to 2002, then the largest healthcare staffing and infusion company in the United States. In November 2002, Med Diversified filed for bankruptcy following the indictment of National Century Financial Enterprise, or NCFE. NCFE was the lending source for Med Diversified and 116 other companies all of which were closed, sold, restructured or forced into bankruptcy. The NCFE criminal proceedings were the largest healthcare fraud case brought and there is still an ongoing grand jury investigation. Subsequent to the bankruptcy filing, Mr. Reilly was appointed as Med Diversified’s Chief Operating Officer in March 2003 and served until August 2004. He was also Secretary from October 2001 to August 2004, and Executive Vice President of Administration and Human Resources from August 2001 until March 2003. Previously, Mr. Reilly served as Executive Vice President of Administration and Human Resources for Chartwell Diversified Services, Inc. (and its predecessor company) from 1999 to 2001. He was Vice President of Human Resources for Serono Laboratories, Inc. from 1985 to 1999. Prior to that role, he served as Vice President of Human Resources for the International Health Care Group of Revlon, Inc. Mr. Reilly holds an M.B.A. in Corporate Finance from New York University and a B.S. in Economics from Fordham University.

James A. Shanahan.    Mr. Shanahan was elected Chief Financial Officer of the Company on September 11, 2007. Prior thereto, he served as Vice President of Administration and Secretary of the Company from January 2007. From 2001 to 2006, he was the vice president of finance with Med Diversified Inc., then the largest healthcare staffing and infusion company in the United States. In November 2002, Med Diversified filed for bankruptcy following the indictment of National Century Financial Enterprise, or NCFE. NCFE was the lending source for Med Diversified and 116 other companies all of which were closed, sold, restructured or forced into bankruptcy. The NCFE criminal proceedings were the largest healthcare fraud case brought and there is still an ongoing grand jury investigation. Mr. Shanahan holds a B.A. from Oberlin College, an M.B.A. from Cornell University, Johnson Graduate School of Management, and an M.S. from Bentley College. He is a member of the American Institute of Certified Public Accountants, the Financial Executives Institute, and the New Hampshire Society of Certified Public Accountants.

Robert G. Coffill, Jr.    Mr. Coffill was elected to the Company’s Board of Directors on August 31, 2006. Mr. Coffill has been the Senior Vice President of Field Operations and member of the Board of Directors of Medical Solutions Management, Inc. from April, 2005 to the present. Prior thereto, from July 2004 to April 2005, Mr. Coffill served as manager in the New England region for Ortho Rehab, Inc., a manufacturer and distributor of continuous passive motion devices. From January 2000 to January 2002, Mr. Coffill formed, and served as the Chief Executive Officer of, a construction staffing company in New York. He also serves as a Director of WiFiMed Holdings Company, Inc. From 1978 to 2000 Mr. Coffill had a career in education, serving as a principal and then a superintendent in five school districts located in urban, suburban, and rural environments with school populations ranging from 900 to 3,200 students. Mr. Coffill earned a B.S. from North Adams State College, a Masters in Education from Salem State College and a C.A.E.S from the Boston College Advanced Executive School Management Program.

Marshall S. Sterman.    Mr. Sterman was elected to the Company’s Board of Directors on October 16, 2006. Mr. Sterman is currently the Chief Executive Officer and President of The Mayflower Group, Ltd., a Boston, Massachusetts based consulting company, where he has been employed since 1986. Since March, 2007, he has also been Chairman and President of Aquamer, Inc. which is a development stage public company with technology in the fields of dermatology and urinary incontinence. He also serves as a director of Net Currents, Inc. and Chairman of Medical Solutions Management, Inc. and WiFiMed Holdings Company, Inc. He previously served as managing partner of Cheverie and Company and MS Sterman & Associates, both merchant banking firms, and president of Sterman & Gowell Securities, an investment banking and securities firm. During his over 40 years of investment banking/corporate finance experience, Mr. Sterman has assisted businesses in obtaining financing as a principal of a registered broker-dealer as a merchant banker and as a consultant. Mr. Sterman served as an officer in the US Navy and holds his B.A. from Brandeis University and his M.B.A. from Harvard University.

Robert A. Baron.    Mr. Baron was elected to the Company’s Board of Directors on November 13, 2006. Mr. Baron presently serves as a member of the board of directors of three publicly traded companies, Nanosenors, Inc., Hemobiotech, Inc. and Opko Health, Inc. Nanosensors is a company developing an internet video console gaming gambling service. Hemobiotech is a development stage biotechnology company; and Opko Health is a clinical stage biopharmaceutical business. From 1998 to August 2004, he served as President of Cash City Inc., a payday advance and check cashing business. Previously, Mr. Baron served as President of East Coast Operations of CSS/TSC, a subsidiary of Tultex, Inc., a New York Stock Exchange listed company engaged in the manufacturing of activewear products, such as t-shirts, and as Chairman of T-Shirt City Inc., a company engaged in the distribution of activewear products. Mr. Baron received his B.S. degree from Ohio State University. Mr. Baron was a limited partner in Meyers Associates, LP from February 2002 until July 2006. Meyers Associates, LP is currently serving as our financial advisor and is a FINRA member firm.

Board of Directors Committees and Meetings

During the year ended December 31, 2007, our Board of Directors held seven meetings which were attended by all directors and took action by written consent on nine occasions.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the Board (the “Nominating Committee”) currently consists of Robert A. Baron, Chairman, and Marshall Sterman, each of whom is independent as such term is defined in Rule 4200(a)(15) of the Nasdaq listing standards, as amended.  The Nominating Committee held one meeting during the fiscal year ended December 31, 2007. The Nominating Committee evaluates the appropriate size of the Board, recommends a change in the composition of members of the Board to reflect the needs of the business, interviews prospective candidates, makes recommendations to the Board as to the nominees for directors, and formally proposes the slate of directors to be elected at each annual meeting of our stockholders. A current copy of the Nominating Committee’s charter was filed with the Company’s Form 10-KSB on March 30, 2007.

Although the Nominating Committee does not establish minimum qualifications for director candidates, it will consider, among other factors:

•                  Broad experience and diversity,

•                  Wisdom and integrity,

•                  Judgment and skill,

•                  Understanding of the Company’s business environment,

•                  Experience with businesses and other organizations of comparable size,

•                  Ability to make independent analytical inquiries,

•                  The interplay of the candidate’s experience with the experience of other Board members,

•                  The extent to which the candidate would be a desirable addition to the Board and any committees of the Board, and

•                  Willingness to devote adequate time to the Board.

The Nominating Committee will consider all director candidates recommended by stockholders. Any stockholder who desires to recommend a director candidate may do so in writing, giving each recommended candidate’s name, biographical data and qualifications by mail addressed to the Chairman of the Nominating Committee, in care of Andover Medical, Inc.: Attention: Secretary. A written statement from the candidate consenting to being named as a candidate and, if nominated and elected, to serve as director, must accompany any stockholder recommendation. Members of the Nominating Committee will assess potential candidates on a regular basis.

Compensation Committee

The Compensation Committee of the Board currently consists of Robert G. Coffill, Jr., Chairman, and Marshall Sterman, each of whom is independent as such term is defined in Rule 4200(a)(15) of the Nasdaq listing standards, as amended. The Compensation Committee held two meetings during the fiscal year ended December 31, 2007. The Committee makes recommendations to the Board as to the salaries of the Chief Executive Officer and President, sets the salaries of the other elected officers and reviews salaries of certain other senior executives. It grants incentive compensation to elected officers and other senior executives and reviews guidelines for the administration of the Company’s incentive programs. The Compensation Committee also reviews and approves or makes recommendations to the Board on any proposed plan or program which would benefit primarily the senior executive group.

Audit Committee

The Audit Committee of the Board currently consists of Marshall Sterman, as Chairman, Robert G. Coffill, Jr. and Robert A Baron, each of whom is independent as such term is defined in Rule 4200(a)(15) of the Nasdaq listing standards, as amended. The Board has determined that Marshall Sterman is an “audit committee financial expert” as defined by Item 407(d) of Regulation S-K. The Audit Committee did not meet separately during the fiscal year ended December 31, 2007.  Each year it will recommend the appointment of a firm of independent public accountants to examine the financial statements of the Company and its subsidiaries for the coming year. In making this recommendation, it reviews the nature of audit services rendered, or to be rendered, to the Company and its subsidiaries. The Audit Committee reviews with representatives of the independent public accountants the auditing arrangements and scope of the independent public accountants’ examination of the financial statements, results of those audits, their fees and any problems identified by the independent public accountants regarding internal accounting controls, together with their recommendations. It also meets with the Company’s financial management to review reports on the functioning of the Company’s programs for compliance with its policies and procedures regarding ethics and those regarding financial controls and internal auditing. This includes an assessment of internal controls within the Company and its subsidiaries based upon the activities of the Company’s internal auditing staffs, as well as an evaluation of the performance of those staffs. The Audit Committee is also prepared to meet at any time upon request of the independent public accountants or the Company’s financial management to review any special situation arising in relation to any of the foregoing subjects. Pursuant to the rules mandated by the SEC and the Nasdaq listing standards, as amended, the Board has adopted an Audit Committee charter which sets forth the composition of the Audit Committee, the qualifications of Audit Committee members and the responsibilities and duties of the Audit Committee. A current copy of the Company’s Audit Committee charter was filed with the Company’s Form 10-KSB on March 30, 2007.

Andover Medical Advisory Boards

During October and November of 2006, the Company formed Orthopedic and Podiatric Advisory Boards, each of whose purpose is to assist the Company in identifying strategic market opportunities and determining how best to address them.

Orthopedic Advisory Board, William Tobin, Chairman

William Tobin, Chairman of the Orthopedic Advisory Board is president and founder of O.R. Specialties (“ORS”), an orthopedic surgical equipment distribution organization. ORS distributes to hospitals and surgery centers in the markets of Long Island, New York City, southern New York State, northern New Jersey, Connecticut, Rhode Island, and western Massachusetts. It provides on site technical service and consults with customers on everything from start up surgery centers to design of state of the art operating rooms. It also consults with surgeon customers on technical surgical procedures, as well as providing extensive training venues for multiple aspects of orthopedic medicine. Mr. Tobin was a principal of Ortho-Medical Products, Inc., a full service durable medical equipment, respiratory, orthotic and prosthetic company that services the markets of New York State, northern New Jersey, Connecticut, Rhode Island, and western Massachusetts, prior to its acquisition by the Company.

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

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, that is designed to comply with Item 406 of Regulation S-K.  A copy of the Company’s Code of Ethics will also be furnished, without charge, in print to any person who requests such copy by writing to the Corporate Secretary, 510 Turnpike Street, Ste. 204, North Andover, MA 01845.

Item 11.                                                   Executive Compensation.

The following table shows information concerning all compensation paid for services to the Company in all capacities during the year ended December 31, 2007 or accrued within the current fiscal year as to the Chief Executive Officer, Chief Financial Officer, and each of the other three most highly compensated executive officers of the Company who served in such capacity at the end of the last fiscal year (the “Named Executive Officers”) whose total annual salary and bonus exceeded $100,000:

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus		Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation		Total
		($)		($)		($)	($)		($)	($)	($)		($)
(a)	(b)	(c)		(d)		(e)	(f)(1)		(g)	(h)	(i)		(j)
Edwin A. Reilly, current Chief Executive Officer, Chief Operating Officer and Chairman of the Board	12/31/07	$156,150	(2)	$50,000	(3)	—	$298,478	(4)	—	—	$11,538	(5)	$516,166
James A. Shanahan, Chief Financial Officer and Secretary	12/31/07	$135,692	(6)	$16,250	(7)	—	$57,799	(8)	—	—	—		$209,741
Frank P. Magliochetti, former Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Chairman of the Board	12/31/07	$92,308	(9)	—	(10)	—	$654,857	(1)	—	—	$6,231	(10)	$753,396

(1)                                   Please see the discussion of relevant FAS 123R valuation assumptions contained in the notes to the Company’s most recent financial statements.

(2)                                   Pursuant to his Employment Agreement, dated December 20, 2006, Edwin Reilly received an annual base salary of $150,000. On September 3, 2007, his salary was raised to $170,000.

(3)                                   Mr. Reilly is eligible for an annual bonus in an amount up to 50% of his base salary paid quarterly based on the achievement of corporate objectives relating to the Company’s performance.

(4)                                   Mr. Reilly was awarded stock options under his Employment Agreement to purchase 700,000 shares of our common stock on December 20, 2006, and shall be granted options to purchase 700,000 shares on the first and second anniversary dates of his contract, with each option vesting over a 12-month period from the date of grant. The Board determined that the exercise prices of $0.38 and $0.27 per share was equal to the fair market value on December 27, 2006 and January 2, 2008, respectively. The options to be granted in 2008 shall be granted at the then fair market value. Mr. Reilly received stock options to purchase 1,250,000 shares of our common stock at an exercise price of $0.06 per share in accordance with the 2006 Employee Stock Incentive Plan, adopted on August 31, 2006.

(5)                                   Includes an automobile allowance of $1,000 per month.

(6)                                   Pursuant to his Employment Agreement, dated September 11, 2007, James Shanahan receives an annual base salary of $150,000.

(7)                                   Mr. Shanahan is eligible for an annual bonus of up to 25% of his base salary based upon the achievement of corporate objectives relating to the Company’s performance.

(8)                                   Mr. Shanahan has been awarded stock options to purchase 300,000 shares of our common stock, at $.41 per share, the fair market value on September 11, 2007 with such options vesting over a 36-month period from the date of grant. Mr. Shanahan was previously awarded stock options to purchase 225,000 shares of our common stock on January 22, 2007, with each option vesting over a 36-month period from the date of grant.

(9)                                   Pursuant to his Employment Agreement, dated December 20, 2006, Mr. Magliochetti was to receive an annual base salary of $200,000.

(10)                             Mr. Magliochetti was eligible for an annual bonus (in cash or stock) in an amount up to 50% of his base salary paid quarterly based on the achievement of corporate objectives relating to the Company’s performance.

(11)                             6,500,000 shares of common stock at market price vesting over 30 days from 12/20/06. The Board determined the exercise price of $0.38 per share is equal to the fair market value on December 27, 2006. Following his resignation from the Company, Mr. Magliochetti rescinded options to purchase 4 million shares of common stock and forfeited his remaining stock options. See “2006 Employee Stock Incentive Plan” below.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price ($)	Option Expiration Date	Number of Share or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Edwin A. Reilly	1,250,000	0	0	$0.06	8/31/16
Edwin A. Reilly	700,000	0	0	$0.38	12/27/16
James A. Shanahan	225,000	150,000	0	$0.60	1/22/08
James A. Shanahan	300,000	266,667	0	$0.41	9/11/10

Director Compensation

Name (a)	Fees Earned or Paid in Cash (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Robert G. Coffill, Jr.	$15,000		$83,164				$98,164
Marshall Sterman	$15,000		$28,497				43,497
Robert A. Baron	$15,000		$28,497				43,497

Employment Agreements

On December 20, 2006, we entered into an employment agreement with Edwin A. Reilly for Mr. Reilly to serve as the Company’s President and Chief Operating Officer. On March 9, 2007 Ms. Reilly was elected to serve as the Company’s Chief Executive Officer and Chairman of the Board.  Pursuant to his employment agreement Mr. Reilly received an annual base salary of $150,000 and is eligible for an annual bonus of up to 50% of his base salary based upon the achievement of corporate objectives relating to the Company’s performance. Effective September 3, 2007, Mr. Reilly’s annual base salary increased to $170,000. The term of Mr. Reilly’s employment agreement is for three years commencing August 31, 2006, and will automatically renew for additional one year terms unless notice of non-renewal is provided in accordance with the agreement. The Company may terminate the employment agreement for Cause (as defined) or one year’s prior notice. Mr. Reilly has been awarded stock options to purchase 700,000 shares of our common stock on December 20, 2006 and January 2, 2008 and shall be granted options to purchase 700,000 shares on December 20, 2008, at then fair market value with each option vesting over a 12-month period from the date of grant.

Mr. Reilly will participate in the Company’s benefit programs and shall also be provided with the use of an automobile or an automobile allowance, the cost of either of which shall not exceed $1,000.00 per month.

On September 11, 2007, we entered into an employment agreement with James A. Shanahan for Mr. Shanahan to serve as the Company’s Chief Financial Officer.  In January 2007, Mr. Shanahan was appointed to serve as the Company’s Vice President of Administration and Secretary.  Pursuant to his employment agreement, Mr. Shanahan receives an annual base salary of $150,000 and is eligible for an annual bonus of up to 25% of his base salary based upon the achievement of corporate objectives relating to the Company’s performance. The term of the agreement is for two years commencing September 11, 2007. The Company may terminate the agreement for Cause (as defined). In the event his employment is terminated without Cause, Mr. Shanahan will be entitled to receive an amount equal to six months of his base salary. Mr. Shanahan has been awarded stock options to purchase 300,000 shares of our common stock, at $.41 per share, the fair market value on September 11, 2007 with such option vesting over a 36-month period from the date of grant. Mr. Shanahan will participate in the Company’s benefit programs.

2006 Employee Stock Incentive Plan

The Company’s 2006 Employee Stock Incentive Plan (the “2006 Plan”) was filed with the Company’s Form 8-K on November 14, 2006. The Board of Directors adopted amendments to the 2006 Plan on December 27, 2006 in order to motivate participants by means of stock options and restricted stock to achieve the Company’s long-term performance goals and enable our employees, officers, directors and consultants to participate in our long term growth and financial success. The 2006 Plan, which is administered by our Board of Directors, authorizes the issuance of a maximum of 15,000,000 shares of our common stock, which may be authorized and unissued shares or treasury shares. The Employment Agreement Options (as defined below) and Directors’ Options (as defined below) shall be deemed Incentive Stock Options (as defined in the 2006 Plan) to the maximum extent permitted by Section 422 of the Internal Revenue Code including a five-year limit on exercise for 10% or greater stockholders with any excess grant to the above individuals over the limits set by Section 422 being Non-Qualified Stock Options as defined in the 2006 Plan. Both the Incentive Stock Options or any Non-Qualified Stock Options must be granted at an exercise price of not less than the fair market value of shares of our common stock at the time the option is granted and Incentive Stock Options granted to 10% or greater stockholders must be granted at an exercise price of not less than 110% of the fair market value of the shares on the date of grant. If any award under the 2006 Plan terminates, expires unexercised, or is cancelled, the shares of our common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The 2006 Plan will terminate on December 27, 2016.

On August 31, 2006, the Company granted a total of 2,500,000 Incentive Stock Options valued at $162,956, including 1,250,000 options to each of Edwin A. Reilly, then its sole officer, and Robert G. Coffill, Jr., then its sole director. The options expire 10 years from the date of issuance and have an exercise price of $.06 per share. One — twelfth of the options shall vest and be exercisable on the last day of each month over a 12-month period starting with September 30, 2006, subject to acceleration in the event of a Material Transaction (as defined in the 2006 Plan).

On December 27, 2006, the Board of Directors granted Edwin A. Reilly, then the Chief Operating Officer, options under the Employment Agreement referenced above in the “Employment Agreement” section (the “Employment Agreement Options”) providing for the purchase of 700,000 shares of the Company’s common stock under the 2006 Plan. The Board determined the exercise price of $0.38 per share of our common stock equaled 100% of the fair market value per share as of December 27, 2006. The shares underlying the Employment Agreement Options to Edwin Reilly shall be vested and exercisable in 12 equal installments ending on December 20, 2007. Pursuant to his Employment Agreement, Edwin Reilly shall be granted additional options to purchase 700,000 shares on each of December 20, 2007 and December 20, 2008, with each option vesting over a 12 month period from the date of grant.

On December 27, 2006, the Board of Directors granted options (the “Directors’ Options”) to acquire 225,000 shares of our common stock to each of Robert G. Coffill, Jr., Marshall Sterman, and Robert A. Baron (the “Directors”) under the 2006 Plan. The Directors’ Options for each of the Directors shall be vested and exercisable in 36 equal monthly installments ending on December 20, 2009. The Board determined the exercise price of $0.38 per share equaled 100% of the fair market value per share of our common stock as of December 27, 2006.

On January 22, 2007, the Board of Directors granted options to acquire 225,000 shares of our common stock to James A. Shanahan under the 2006 Plan. These options shall be vested and exercisable in 36 equal monthly installments. The Board determined that the exercise price of $.60 per share equaled 100% of the fair market value per share of our common stock as of January 22, 2007.

On September 11, 2007, the Board of Directors granted options to acquire 300,000 shares of our common stock to James A. Shanahan under the 2006 Plan. These options shall be vested and exercisable in 36 equal monthly installments. The Board determined the exercise price of $0.41 per share equaled 100% of the fair market value per share of our common stock as of September 11, 2007.

Item 12.                                                   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our issued and outstanding common stock by each director, the Chief Executive Officer, the Chief Financial Officer, the Chief Operating Officer, the other named executive officers, all officers and directors of the Company as a group, and beneficial owners of more than five percent of the issued and outstanding shares of common stock.

Name of Beneficial Owner	Title of Class	Total Number of Shares Owned Beneficially(1)		Percent of Class Before Sale(1)
Edwin A. Reilly(2)	Common Stock	2,313,170	(3)	6.3%
Robert G. Coffill, Jr.(2)	Common Stock	1,427,678	(4)(11)	4.0%
James Shanahan(2)	Common Stock	324,997	(5)	*
Marshall Sterman(2)	Common Stock	106,250	(11)	*
Robert A. Baron(2)	Common Stock	106,250	(11)	*
Frank Magliochetti(6)	Common Stock	3,000,000	(7)	8.6%
Bruce Meyers(8)	Common Stock	7,184,791	(9)	18.5%
Meyers Associates, LP(8)(10)	Common Stock	5,684,791	(9)	14.6%
Maraline International Ltd.(12)	Common Stock	1,825,166	(13)	5.0%
Roger Nesbitt(14)	Common Stock	3,002,397	(15)	8.0%
Odett Holding Ltd.(12)	Common Stock	2,302,447	(16)	6.2%
TriCounty Grain Corp.(17)	Common Stock	2,071,563	(18)	5.6%
Greville EM Vernon(19)	Common Stock	1,825,166	(13)	5.0%
James Muir Drummond(20)	Common Stock	6,844,371	(21)	16.5%
Eusibio Mario Lopez Perez(20)	Common Stock	3,194,040	(23)	8.4%
Vicis Capital Master Fund(24)	Common Stock	28,736,314	(25)	45.3%
Hjortur Eiriksson(26)	Common Stock	7,097,158	(27)	17.0%
Otto Bock Healthcare L.P.(28)	Common Stock	5,300,353	(29)	15.3%
Total number of shares owned by directors and officers as a group (5 persons)	Common Stock	4,278,345	(3)(4)(5)(11)	11.1%

*  Less than 1% of the issued and outstanding shares.

(1)

Except as otherwise noted in the footnotes to this table, the named person owns directly and exercises sole voting and investment power over the shares listed as beneficially owned by such person. Includes any securities that such person has the right to acquire within sixty days pursuant to options, warrants, conversion privileges or other rights. On March 17, 2008, there were 34,846,224 shares of our common stock issued and outstanding. As of that date, (i) 15,000,000 shares of Common Stock were reserved for issuance under our 2006 Plan of which 7,300,000 options had been granted, in the aggregate; and (ii) approximately 22,321,170 shares of our common stock were reserved for issuance pursuant to conversion of preferred stock and approximately 44,642,843 shares reserved for issuance pursuant to exercise of warrants to purchase common stock.

(2)	The mailing address of this person is c/o Andover Medical, Inc., 510 Turnpike Street, Ste. 204, N. Andover, MA 01845.

(3)	Includes 2,241,670 shares of Common Stock underlying stock options held by this person that are currently exercisable.

(4)	Includes 1,356,250 shares of Common Stock underlying stock options that are held by this person that are currently exercisable.

(5)

Includes 174,997 shares of Common Stock underlying stock options that are held by this person that are exercisable within the next 60 days; however, does not include 350,003 shares of Common Stock underlying stock options that are not currently exercisable.

(6)	The mailing address of this person is 61 Mill Pond, North Andover, MA 01845.

(7)

Does not include 2,000,000 shares transferred by Mr. Magliochetti to two irrevocable trusts for his two daughters over which shares Mr. Magliochetti disclaims beneficial ownership. Peter S. Johnson, Esq., is the trustee who holds voting and dispositive power with respect to the 2,000,000 shares of Common Stock.

(8)	The mailing address of this person is Meyers Associates LP, 45 Broadway, New York, NY 10006.

(9)

Includes 1,500,000 shares owned by Mr. Meyers and an additional 1,500,000 shares and 4,184,791 shares issuable upon full exercise of a unit purchase option to purchase Units of the Company’s securities owned by

 Meyers Associates LP, of which Mr. Meyers is President. Unit purchase options to purchase an aggregate of 15.625 Units in connection with the Company’s offering of which 5.86 Units (2,511,303 underlying shares) were assigned to employees and other designees by Meyers Associates.

(10)	Voting and disposition power with respect to the shares owned by this stockholder is held by Bruce Meyers, President.

(11)

Pursuant to the 2006 Plan, as amended, Robert G. Coffill, Jr., Marshall Sterman and Robert A. Baron each were granted options to purchase 225,000 shares of Common Stock that vest in 36 equal installments ending on December 20, 2009, including 106,250 shares that are currently exercisable.

(12)	The address of this person is Hlidarsmari 9, 200 Kapavogur, Iceland. Voting and disposition power with respect for the Shares are held by Hjortur Eiriksson, Director.

(13)

Consists of 571,400 shares of Common Stock issuable upon conversion of Series A Preferred Stock; 571,400 shares of Common Stock issuable upon exercise of Class A Warrants and 571,400 shares of Common Stock issuable upon exercise of Class B Warrants; 68,571 shares granted as a 6% annual dividend (“Dividend Shares”) and 42,394 shares issuable upon payment of penalties for the delay in the Effective Date of the Company’s Form SB-2 Registration Statement declared effective on December 19, 2007 (“Penalty Shares”).

(14)	The address of this person is 1904 West Louise Dr., Grand Island, Nebraska 68803.

(15)

Consists of 939,953 shares of Common Stock issuable upon conversion of Series A Preferred Stock; 939,953 shares of Common Stock issuable upon exercise of Class A Warrants; 939,953 shares of Common Stock issuable upon exercise of Class B Warrants; 112,800 Dividend Shares; and 69,738 Penalty Shares.

(16)

Consists of 720,821 shares of Common Stock issuable upon conversion of Series A Preferred Stock; 720,821 shares of Common Stock issuable upon exercise of Class A Warrants; 720,821 shares of Common Stock issuable upon exercise of Class B Warrants; 86,503 Dividend Shares; and 53,481 Penalty Shares.

(17)	The address of this person is 400 4th Street, Eldon, Iowa 52554. Voting and disposition power with respect to the Shares are held by Robben Franklin, Manager & Vice President.

(18)

Consists of 648,539 shares of Common Stock issuable upon conversion of Series A Preferred Stock; 648,539 shares of Common Stock issuable upon exercise of Class A Warrants; 648,539 shares of Common Stock issuable upon exercise of Class B Warrants; 77,829 Dividend Shares; and 48,117 Penalty Shares.

(19)	The address of this person is Bowldown Farms Ltd., Tetbury, Gloucestershire, BL8 8UD, UK.

(20)	The address of this person is 320 Branard Street, Houston, Texas 77006-5014.

(21)

Consists of 2,142,750 shares of Common Stock issuable upon conversion of Series A Preferred Stock; 2,142,750 shares of Common Stock issuable upon exercise of Class A Warrants; 2,142,750 shares of Common Stock issuable upon exercise of Class B Warrants; 257,143 Dividend Shares; and 158,978 Penalty Shares.

(22)	The address of this person is PO Box N8174, Nassau, Bahamas.

(23)

Consists of 999,950 shares of Common Stock issuable upon conversion of Series A Preferred Stock; 999,950 shares of Common Stock issuable upon exercise of Class A Warrants; 999,950 shares of Common Stock issuable upon exercise of Class B Warrants; 120,000 Dividend Shares; and 74,190 Penalty Shares.

(24)

The address of this person is c/o Vicis Capital LLC, 126 East 56th Street, 7th Floor, New York, NY 10022. Voting and disposition power with respect to the Shares are held by Shad L. Stastney, Partner, Vicis Capital, LLC.

(25)

Includes 2,857,000 shares of Common Stock issuable upon conversion of Series A Preferred Stock; 2,857,000 shares of Common Stock issuable upon exercise of Class A Warrants and 2,857,000 shares of Common Stock issuable upon exercise of Class B Warrants; 342,857 Dividend Shares; and 211,971 Penalty Shares relating to the Series A Preferred Stock Offering. Also includes 6,285,400 shares of Common Stock issuable upon conversion of Series B Preferred Stock; 6,285,400 shares of Common Stock issuable upon exercise of Class C Warrants and 6,285,400 shares of Common Stock issuable upon exercise of Class D Warrants and 754,286 Series B Dividend Shares, but does not include 12,570,800 Penalty Shares if the Company’s registration statement on Form S-1, filed with the SEC on March 18, 2008 (the “S-1 Registration Statement”), is not declared effective on a timely basis.

(26)	The address of this person is Hlidarsmari 9, 200 Kapavogur, Iceland.

(27)

Includes 285,700 shares of Common Stock issuable upon conversion of Series A Preferred Stock; 285,700 shares of Common Stock issuable upon exercise of Class A Warrants and 285,700 shares of Common Stock issuable upon exercise of Class B Warrants all held in the name of Hjortur Eiriksson; 34,286 Dividend Shares and 21,197 Series A Penalty Shares, but does not include up to 12,570,800 additional shares which have been registered as part of the S-1 Registration Statement on behalf of Vicis Capital Master Fund in the event such registration statement is not declared effective on a timely basis. Also includes an aggregate of 916,233 shares issuable upon conversion of Series A Preferred Stock and exercise of Class A Warrants and Class B Warrants beneficially held by Gion, Ltd., 1,825,166 shares held by Maraline International Ltd., 2,302,447 shares held by Odett Holding, Ltd. and 1,140,729 shares held by SLR Ltd., over which Hjortur Eiriksson exercises voting and/or dispositive power.

(28)	The address of the person is Two Carlson Parkway, Suite 100, Minneapolis, MN 55447. Voting and disposition power with respect to these shares is held by Elbert P. Harman, CEO.

(29)

These shares were issued pursuant to the terms of a settlement agreement. If and when Otto Bock receives $1,000,000 in net proceeds, all remaining shares then held by Otto Bock shall be returned to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance with Section 16(a) of the Exchange Act

NOT APPLICABLE

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

Andover Medical, Inc. was originally formed in the Commonwealth of Massachusetts on April 16, 2003 under the name Snow & Sail Sports, Inc. and reincorporated in Delaware in September 2005. On August 31, 2006, we entered into a reorganization agreement (the “Reorganization Agreement”) pursuant to which the Company spun off its existing business, replaced its management and changed its corporate name and business (the “Transaction”). The following steps were taken in connection with the Transaction:

•                    the Company effected a 28.5-for-1 forward stock split whereby 460,000 pre-forward split registered shares of its common stock held by approximately 42 non-affiliates (the “Non-Affiliates”) of the Company were converted into 13,110,000 post-forward split registered shares (the “Post-Forward Split Registered Shares”);

•                    all of the Company’s issued and outstanding shares of registered and restricted common stock (other than the Post-Forward Split Registered Shares) were cancelled;

•                    in exchange for $10 and other valuable consideration, pursuant to the Reorganization Agreement, the Company issued an aggregate of 10,000,000 restricted shares of its common stock in connection with the Transaction to management and certain affiliates. As part of the Reorganization Agreement, the principals of Andover Management Services, Inc. (“AMSI”)

transferred to the Company all right, title and interest in the business of AMSI, including, but not limited to, letters of intent for acquisitions, an office lease, office furniture and cash;

•                    Paul F. Tetreault and John P. Greeley, representing all of the former officers and directors of the Company prior to the Transaction, resigned and were replaced by Edwin A. Reilly and Robert G. Coffill, Jr.;

•                    Mr. Reilly was appointed the President, Chief Operating Officer, acting Chief Financial Officer, and Secretary of the Company, and Mr. Coffill was elected to serve, as its sole director;

•                    the Company’s former business (including all of its assets and liabilities), which involved providing one-day ski trips within the New England area, was spun off prior to the Transaction to former management;

•                    the Company issued an aggregate of 2,500,000 stock options to purchase an equivalent number of shares of its restricted common stock to the Company’s then sole officer: Edwin A. Reilly (1,250,000) and its then and sole director Robert G. Coffill, Jr. (1,250,000); and

•                    the Company changed its name from Snow & Sail Sports, Inc. to Andover Medical, Inc.

In connection with the Transaction, the Company issued an aggregate of 10,000,000 restricted shares of its common stock to management and certain affiliates in exchange for $10 and other valuable consideration, pursuant to the Reorganization Agreement. Included in this issuance was 3,000,000 shares subsequently assigned to Frank Magliochetti plus 2,000,000 shares transferred by Mr. Magliochetti to two irrevocable trusts for his two daughters, over which 2,000,000 shares Mr. Magliochetti has no beneficial ownership.

See “Employment Agreements” above for information on stock options granted to an employment agreement entered into by the Company with Edwin A. Reilly, in 2006.

See “2006 Employee Stock Incentive Plan” below for information on stock options granted by the Company to Frank Magliochetti, Edwin A. Reilly, Robert G. Coffill, Jr., Marshall Sterman, and Robert A. Baron.

None of our directors or officers, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons, has any material interest, direct or indirect, in any presently proposed transaction which, in either case, has or will materially affect us.

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

Item 14.                 Principal Accountants Fees and Services.

Mantyla, McReynolds, LLC was the Company’s independent auditor and examined the financial statements of the Company for the fiscal years ending December 31, 2006 and December 31, 2007.

Audit Fees

Mantyla, McReynolds, LLC expects aggregate fees of approximately $60,000 for the fiscal year ended December 31, 2007 for professional services rendered for the audit of the Company’s annual financial statements.

Audit Related Fees

Mantyla, McReynolds, LLC was not paid additional fees for the fiscal year ended December 31, 2007 for assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees

Mantyla, McReynolds, LLC was not paid additional fees for the fiscal year ended December 31, 2007 for professional services rendered for tax compliance, tax advice and tax planning during the fiscal year ended December 31, 2007.

All Other Fees

Mantyla, McReynolds, LLC was not paid additional fees for professional services during the fiscal year ended December 31, 2007.

Audit Committee

Marshall S. Sterman is the Chairman of the Audit Committee, which also includes Robert G. Coffill, Jr. and Robert A. Baron.

Item 15.                 Exhibits and Financial Statement Schedules.

(a)    Exhibits

Number	Description
2.1	Reorganization Agreement, dated as of August 31, 2006(1)
2.2	Stock Purchase Agreement, dated May 11, 2007, by and among Rainier Acquisition Corp., Rainier Surgical Incorporated and Garth Luke(24)
2.3

Agreement and Plan of Merger, dated March 20, 2007, by and among Bernard Leff, Jank Partners LLC, Amerimedical Holdings, Inc., Marc Waldman, William Tobin, Joseph Anastasio, Jeanne Wilde, Marc Waldman (collectively, the “Stockholders”), as agent for the Stockholders, Andover Management Services, Inc. and Andover Medical, Inc.(32)

3.1	Certificate of Conversion(2)
3.2	Certificate of Incorporation(3)
3.3	Certificate of Amendment to Certificate of Incorporation(4)
3.4	Certificate of Amendment to Certificate of Incorporation(36)
3.5	Certificate of Designation of Series A Preferred Stock(5)
3.6	Certificate of Designation, Preferences and Rights of Series B Preferred Stock(7)
3.7	By-Laws(6)
3.8	Certificate of Increase of Shares of Series B Preferred Stock(37)
4.1	Form of Class A Warrant(7)
4.2	Form of Class B Warrant(8)
4.3	Form of Class C Warrant(9)
4.4	Form of Class D Warrant(10)
4.5	Series B Preferred Subscription Agreement(38)
10.1	2005 Non-Statutory Stock Option Plan(11)

10.2	Agreement, dated September 13, 2005, between Snow & Sail Sports, Inc., Paul F. Tetreault and Gary B. Wolff(12)
10.3	Conflicts of Interest Agreement, dated September 13, 2005, between Snow & Sail Sports, Inc. and Paul F. Tetreault(13)
10.4	2006 Employee Stock Incentive Plan(14)
10.5	Employment Agreement, dated December 20, 2006, between Andover Medical, Inc. and Frank P. Magliochetti, Jr.(15)
10.6	Employment Agreement, dated December 20, 2006, between Andover Medical, Inc. and Edwin A. Reilly(16)
10.7	Office Lease, dated July 17, 2006, between McGarry Management, LLC and Andover Management Services, Inc.(17)
10.8	Consulting Agreement, dated May 4, 2007, between Ortho-Medical Products, Inc. and Marc Waldman(18)
10.9	Financial Consulting Agreement, dated May 4, 2007, between Andover Medical, Inc. and Marc Waldman(19)
10.10	Consulting Agreement, dated May 4, 2007, between Ortho-Medical Products, Inc. and William Tobin(20)
10.11	Financial Consulting Agreement, dated May 4, 2007, between Andover Medical, Inc. and William Tobin(21)
10.12	Employment Agreement, dated May 4, 2007, between Ortho-Medical Products, Inc. and Jeanne Wilde(22)
10.13	Employment Agreement, dated May 4, 2007, between Ortho-Medical Products, Inc. and Joseph Anastasio(23)
10.14	Employment Agreement, dated May 11, 2007, between Rainier Surgical Incorporated and Garth S. Luke(25)
10.15	Lease, dated May 11, 2007, between RSI Properties Management, LLC and Rainier Surgical Incorporated(26)
10.16	Credit Agreement, dated May 11, 2007, between Andover Medical, Inc., Ortho-Medical Products, Inc., Rainier Surgical Incorporated and TD Banknorth, N.A.(27)
10.17	Stock Pledge Agreement, dated May 11, 2007, between Andover Medical, Inc., Rainier Acquisition Corp. and TD Banknorth, N.A.(28)
10.18	Subsidiary Guaranty, dated May 11, 2007, between Rainier Acquisition Corp. and TD Banknorth, N.A.(29)
10.19

Security Agreement, dated May 11, 2007, between Andover Medical, Inc., Ortho-Medical Products, Inc., Rainier Surgical Incorporated, Rainier Acquisition Corp., Andover Management Services, Inc. and TD Banknorth, N.A.(30)

10.20	Series B Preferred Subscription Agreement between Andover Medical, Inc. and certain accredited investors(31)
10.21	Audit Committee Charter(34)
10.22	Nominating Committee Charter(35)
10.23	Employment Agreement, dated September 11, 2007, by and between Andover Medical, Inc. and James A. Shanahan(39)
10.24	Global Settlement Agreement and Release, dated December 28, 2007, by and among Otto Bock Healthcare L.P., Andover Medical, Inc., Edwin A. Reilly, Francis Magliochetti and Patricia Magliochetti(40)
14.1	Code of Ethics(33)
*23.1	Consent of Mantyla, McReynolds, LLC
*31.1	Section 1350 Certification
*31.2	Section 1350 Certification
*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  filed herewith

(1)                        Incorporated herein by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on September 7, 2006.

(2)                        Incorporated herein by reference from Exhibit 3.1(a) to the Registrant’s Registration Statement on Form SB-2, filed on September 22, 2005.

(3)                        Incorporated herein by reference from Exhibit 3.1(b) to the Registrant’s Registration Statement on Form SB-2, filed on September 22, 2005.

(4)                        Incorporated herein by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 6, 2007.

(5)                        Incorporated herein by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 6, 2007.

(6)                        Incorporated herein by reference from Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2, filed on September 22, 2005.

(7)                        Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on April 6, 2007.

(8)                        Incorporated herein by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on April 6, 2007.

(9)                        Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on May 21, 2007.

(10)                  Incorporated herein by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on May 21, 2007.

(11)                  Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Registration Statement on Form SB-2, filed on September 22, 2005.

(12)                  Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Registration Statement on Form SB-2, filed on September 22, 2005.

(13)                  Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form SB-2, filed on September 22, 2005.

(14)                  Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB, filed on November 14, 2006.

(15)                  Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 27, 2006.

(16)                  Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 27, 2006.

(17)                  Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Annual Report on Form 10-KSB, filed on March 30, 2007.

(18)                  Incorporated herein by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on May 10, 2007.

(19)                  Incorporated herein by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed on May 10, 2007.

(20)                  Incorporated herein by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed on May 10, 2007.

(21)                  Incorporated herein by reference from Exhibit 99.4 to the Registrant’s Current Report on Form 8-K, filed on May 10, 2007.

(22)                  Incorporated herein by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K, filed on May 10, 2007.

(23)                  Incorporated herein by reference from Exhibit 99.6 to the Registrant’s Current Report on Form 8-K, filed on May 10, 2007.

(24)                  Incorporated herein by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on May 14, 2007.

(25)                  Incorporated herein by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed on May 14, 2007.

(26)                  Incorporated herein by reference from Exhibit 2.3 to the Registrant’s Current Report on Form 8-K, filed on May 14, 2007.

(27)                  Incorporated herein by reference from Exhibit 2.4 to the Registrant’s Current Report on Form 8-K, filed on May 14, 2007.

(28)                  Incorporated herein by reference from Exhibit 2.5 to the Registrant’s Current Report on Form 8-K, filed on May 14, 2007.

(29)                  Incorporated herein by reference from Exhibit 2.6 to the Registrant’s Current Report on Form 8-K, filed on May 14, 2007.

(30)                  Incorporated herein by reference from Exhibit 2.7 to the Registrant’s Current Report on Form 8-K, filed on May 14, 2007.

(31)                  Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 21, 2007.

(32)                  Incorporated herein by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on March 26, 2007.

(33)                  Incorporated herein by reference from Exhibit 14.1 to the Registrant’s Annual Report on Form 10-KSB, filed on March 30, 2007.

(34)                  Incorporated herein by reference from Exhibit 99.1 to the Registrant’s Annual Report on Form 10-KSB, filed on March 30, 2007.

(35)                  Incorporated herein by reference from Exhibit 99.2 to the Registrant’s Annual Report on Form 10-KSB, filed on March 30, 2007.

(36)                  Incorporated herein by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 18, 2007.

(37)                  Incorporated herein by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 12, 2007.

(38)                  Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on September 12, 2007.

(39)                  Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 17, 2007.

(40)                  Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 4, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDOVER MEDICAL, INC.

March 25, 2008	By:	/s/ EDWIN A. REILLY
Edwin A. Reilly
Chief Executive Officer

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ EDWIN A. REILLY	Chairman of the Board and Chief Executive Officer (Principal Executive Officer), and Chief Operating Officer	March 25, 2008
Edwin A. Reilly

/s/ JAMES A. SHANAHAN	Chief Financial Officer (Principal Financial and Accounting Officer) and Secretary	March 25, 2008
James A. Shanahan

/s/ ROBERT G. COFFILL, JR.	Director	March 25, 2008
Robert G. Coffill, Jr.

/s/ MARSHALL S. STERMAN	Director	March 25, 2008
Marshall S. Sterman

/s/ ROBERT A. BARON	Director	March 25, 2008
Robert A. Baron