Form 10-K/A
period 2007-12-31
Andover Medical, Inc.
filed 2008-04-24
CIK 1339256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Documents Incorporate By Reference: None

Explanatory Note

This Amendment No. 1 to the Form 10-K of Andover Medical, Inc. is being filed solely to correct the cover page and reflect no securities registered pursuant to Section 12(g) of the Act.

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

10.20	Series B Preferred Subscription Agreement between Andover Medical, Inc. and certain accredited investors(31)
10.21	Audit Committee Charter(34)
10.22	Nominating Committee Charter(35)
10.23	Employment Agreement, dated September 11, 2007, by and between Andover Medical, Inc. and James A. Shanahan(39)
10.24	Global Settlement Agreement and Release, dated December 28, 2007, by and among Otto Bock Healthcare L.P., Andover Medical, Inc., Edwin A. Reilly, Francis Magliochetti and Patricia Magliochetti(40)
14.1	Code of Ethics(33)
23.1	Consent of Mantyla, McReynolds, LLC
*31.1	Section 1350 Certification
*31.2	Section 1350 Certification
*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

ANDOVER MEDICAL, INC.

April 23, 2008	By:	/s/ EDWIN A. REILLY
Edwin A. Reilly
Chief Executive Officer

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ EDWIN A. REILLY	Chairman of the Board and Chief Executive Officer (Principal Executive Officer), and Chief Operating Officer	April 23, 2008
Edwin A. Reilly

/s/ JAMES A. SHANAHAN	Chief Financial Officer (Principal Financial and Accounting Officer) and Secretary	April 23, 2008
James A. Shanahan

/s/ ROBERT G. COFFILL, JR.	Director	April 23, 2008
Robert G. Coffill, Jr.

Director
Marshall S. Sterman

/s/ ROBERT A. BARON	Director	April 23, 2008
Robert A. Baron