Form 10-Q
period 2008-03-31
Andover Medical, Inc.
filed 2008-05-15
CIK 1339256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2008

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

Registrant’s Telephone Number, Including Area Code: (978) 557-1001

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No:☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                Yes:  ☐   No:   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  There were a total of 36,123,935 shares of the registrant’s common stock, par value $.001 per share, outstanding as of May 13, 2008 and no other classes of common stock.

Andover Medical, Inc.

Quarterly Report on Form 10-Q

Period Ended March 31, 2008

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

Andover Medical, Inc.

Condensed Consolidated Balance Sheet

	March 31,	December 31,
	2008	2007
		(audited)
ASSETS

Current assets:
Cash and cash equivalents	$2,169,788	$560,375
Accounts receivable, net of allowance for doubtful accounts of $1,286,255 and $1,230,842, respectively	2,524,528	2,367,813
Inventories	779,711	938,287
Prepaid expenses and other current assets	101,626	123,215
Total current assets	5,575,653	3,989,690

Property, plant and equipment:
Property and equipment, gross	1,554,225	1,549,779
Less accumulated depreciation	857,656	800,958
Total property, plant and equipment, net	696,569	748,821

Other assets:
Goodwill	4,032,089	4,032,089
Intangible Assets, net of accumulated amortization of $393,573	1,715,286	1,791,225
Deposits and other assets	111,318	133,019
Total other assets	5,858,693	5,956,333

Total assets	$12,130,915	$10,694,844

The accompanying notes are an integral part of these financial statements.

	March 31,	December 31,
	2008	2007
		(audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$805,954	$743,696
Accrued expenses	1,072,907	1,021,383
Current portion of long-term debt	159,794	145,393
Bank Loan	1,576,078	1,604,758
Total current liabilities	3,614,733	3,515,230

Long term liabilities:
Long-term debt, less current portion	52,206	78,263

Deferred items	54,566	49,670
Redeemable Convertible Series D Preferred stock $0.001 par value, 2,000 authorized, issued and outstanding, Net of Discount of $1,991,781	8,219	—
Total long-term liabilities	114,991	127,933

Total liabilities	$3,729,724	$3,643,163

Shareholders’ equity:
Preferred Stock (Series A and B), $.001 par value; 998,000 shares authorized, 7,546 and 7,813 outstanding, respectively	8	8
Common stock, $.001 par value; 300,000,000 shares authorized, 35,661,192 and 34,846,244 outstanding, respectively	35,661	34,846
Additional paid-in capital	22,367,119	20,108,921

Accumulated deficit	(14,001,597)	(13,092,094)
Total shareholders’ equity	8,401,191	7,051,681

Total liabilities and shareholders’ equity	$12,130,915	$10,694,844

The accompanying notes are an integral part of these financial statements.

Andover Medical, Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Net Revenue	$2,200,967	$—
Costs of revenue	1,241,890	—
Gross profit	959,077	—
General and administrative expenses (including stock-based compensation expense of $110,016, and $679,652 respectively)	1,672,516	995,923
Operating loss	(713,439)	(995,923)

Interest expense	(44,113)	(47,448)
Other income (expense)	2,279	—
Interest income	2,528	32,723
Loss before income tax expense	(752,745)	(1,010,648)

Provision for income taxes	7,761	9,117
Net loss	$(760,506)	$(1,019,765)
Preferred dividend	(148,997)	—
Net loss available to common shareholders	$(909,503)	$(1,019,765)

Net loss per share:
Basic and diluted	$(0.02)	$(0.04)
Basic and diluted available to common shareholders	$(0.03)	$(0.04)

Weighted average number of common shares outstanding:
Basic and diluted	35,249,230	24,556,000

The accompanying notes are an integral part of these financial statements.

Andover Medical, Inc.

Condensed Consolidated Statement of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

	2008	2007
OPERATING ACTIVITIES:
Net loss	$(760,506)	$(1,019,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	132,639	4,114
Share based compensation	110,016	679,652
Accrued interest and fees related to discounted financing obligations	8,219	47,448
Changes in operating assets and liabilities:
Accounts receivable, net	(156,715)	(11,614)
Inventory	158,575	—
Prepaid and other assets	43,290	(118,384)
Accounts payable and accruals	118,678	119,608
Net cash used in operating activities	(345,804)	(298,941)

INVESTING ACTIVITIES:
Purchase of property and equipment	(4,446)	(8,732)
Net cash used in investing activities	(4,446)	(8,732)

FINANCING ACTIVITIES:
Proceeds / (Payments) on notes payable	(957)	(100,000)
Proceeds / (Payments) on bank line of credit	(28,680)	—
Proceeds / (Payments) on capital leases	(10,700)	—
Other equity adjustments	—	37,875
Issuance of preferred stock, net of offering costs	2,000,000	2,133,850
Net cash provided by financing activities	1,959,663	2,071,725

Net increase/(decrease) in cash and cash equivalents	1,609,413	1,764,052
Cash and cash equivalents at beginning of period	560,375	2,377,572
Cash and cash equivalents at end of period	$2,169,788	$4,141,624

Non-cash activities:
Stock issued for debt	$—	$62,532

Supplemental cash flow information:
Cash paid for interest	$34,579	$—
Cash paid for taxes	$15,118	$6,233

The accompanying notes are an integral part of these financial statements.

ANDOVER MEDICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008
(UNAUDITED)

NOTE 1                                                      BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented. The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Andover Medical, Inc. (the “registrant,” “the Company,” or “AMI”) and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2007, filed by the Company with the SEC.

NOTE 2                                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)          Principles of Consolidation

The interim condensed consolidated financial statements as of March 31, 2008, include the amounts of the Company and each of its wholly-owned subsidiaries. All inter-company accounts and balances have been eliminated in consolidation.

(B)           Revenue Recognition

Revenues are recognized on an accrual basis at the time services and related products are provided to patients and collections are reasonably assured, and are recorded at amounts estimated to be received under healthcare contracts with third-party payors, including private insurers, prepaid health plans, and Medicare. Insurance benefits are assigned to the Company by patients receiving medical treatment and related products and, accordingly, the Company bills on behalf of its patients/customers. Under these contracts, the Company provides healthcare services, medical equipment and supplies to patients pursuant to a physician’s prescription. The insurance carrier reimburses the Company for these services and products at agreed upon rates. The balance remaining for products or service costs becomes the responsibility of the patient. A systematic process is employed to ensure that sales are recorded at net realizable value and that any required adjustments are recorded on a timely basis. The Company has established an allowance to account for contractual sales adjustments that result from differences between the amount remitted for reimbursement and the expected realizable amount for all payor contracts. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values at the time products and/or services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review.

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

(C)           Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2008, there were no cash equivalents.

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

The reconciliation of Accounts Receivable is as follows:

Item	March 31, 2008	December 31, 2007
Accounts Receivable—Gross	3,810,783	3,598,655
Allowance for contractual sales adjustments	(1,049,512)	(1,008,301)
Allowance for Doubtful Accounts	(236,743)	(222,541)
Accounts Receivable—Net	2,524,528	2,367,813

(H)          Inventories

Inventories are stated using the lower of cost or market, using the first-in, first-out method.

(I)            Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the individual assets (three to seven years). Depreciation expense for the quarter ended March 31, 2008 was $56,779. The following table summarizes total Property and Equipment:

	March 31, 2008	December 31, 2007
Machinery & equipment	$874,925	$928,797
Computers & telephone equipment	315,305	315,305
Office furniture & equipment	252,279	207,222
Leasehold & building improvements	66,490	66,373
Vehicles	45,226	32,082
	$1,554,225	$1,549,779
Less accumulated depreciation	(857,656)	(800,958)
Net Property and Equipment	$696,569	$748,821

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

(K)          Loss per Share

The Company has adopted FAS 128, “Earnings per Share.”  Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Stock options were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. On a weighted average basis, the total potential dilutive stock options outstanding at March 31, 2008 were 5,407,308.

(L)           Business Segments

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments Of An Enterprise And Related Information” (FAS 131). Certain information is disclosed in accordance with FAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. For the period ending March 31, 2008 and currently, the Company operates in one segment, Durable Medical Equipment (“DME”).

(M)         Stock Based Compensation

The Company maintains one plan, the Andover Medical, Inc. 2006 Employee Stock Incentive Plan (the “2006 Plan”) under which key persons employed or retained by the Company or its subsidiaries, and any non-employee director, consultant, vendor or other individual having a business relationship with the Company may receive stock options, stock appreciation rights or restricted stock for up to 15 million shares of the Company’s common stock. Under the 2006 Plan, the exercise price of each stock option equals or exceeds the market price of the Company’s stock on the date of grant.  Stock options are granted at various times and vest over a period determined by the compensation plan, ranging from one to three years and generally have a maximum term of ten years.  Stock appreciation rights (“SARs”) may be granted in conjunction with any stock options granted under the 2006 Plan and may be exercised by surrendering the applicable portion of the related stock option.  Upon the exercise of an SAR, the holder shall be entitled to receive an amount in cash, shares of the Company’s common stock or both, in value equal to the excess of the market price of one share of common stock over the option price per share specified in the related stock option multiplied by the number of shares in respect of which the SAR shall have been exercised, with the compensation committee (the “Committee”), if any, appointed by the Board, having the right to determine the form of payment.   Restricted stock may be awarded either alone or in addition to other awards granted under the 2006 Plan, the terms and conditions of which are to be determined by the Committee.

The fair value of each option granted under the 2006 Plan is estimated on the date of grant, using the Black-Scholes option pricing model, based on the following weighted average assumptions:

March 31, 2008
Expected life (years)	1.0-10.0
Expected stock price volatility	98.0-280.3%
Expected dividend yield	0.0%
Risk-free interest rate	3.91-5.09%

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

A summary of the status of the Company’s fixed stock option plan as of March 31, 2008 and the changes during the period ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Options outstanding at December 31, 2007	4,715,000	$0.24	8.88	$525,000
Granted	700,000	$0.27	9.75	250
Exercised	—	—	—	—
Forfeited	—	$—	—	—
Options outstanding at March 31, 2008	5,415,000	$0.24	8.76	$621,000

Options exercisable at March 31, 2008	3,966,458	$0.19	8.60	$605,250

There were no stock options exercised during the three months ended March 31, 2008.

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Prices	March 31, 2008	Term (years)	Price	March 31, 2008	Price
$0.00 - 0.06	2,500,000	8.42	$0.06	2,500,000	$0.06
$0.07 - 0.38	2,075,000	9.07	$0.34	1,175,000	$0.32
$0.39 - 0.67	840,000	9.10	$0.54	291,458	$0.58
Total	5,415,000	8.76	$0.24	3,966,458	$0.19

The following table summarizes the status of the Company’s non-vested options since inception:

	Non-vested Options
		Weighted Average
	Options	Fair Value
Non-vested at December 31, 2007	1,057,917	$0.47
Granted	700,000	$0.27
Vested	(309,375)	$0.36
Forfeited	—	$—
Non-vested at March 31, 2008	1,448,542	$0.40

The total fair value of options vested was $1,189,938 for the period ended March 31, 2008.  As of March 31, 2008, there was $574,837 of total unrecognized compensation cost related to non-vested stock options granted under the 2006 Plan.  That cost is expected to be recognized over a weighted average period of 1.4 years.

The Company follows the provisions of Financial Accounting Standards Board Statement (FAS) No. 123R, Share-Based Payment (FAS 123R), which require companies to measure and recognize compensation expense for all share-based payments at fair value. For the three month period ended March 31, 2008, the Company recognized $110,016 in compensation expense related to stock options. The recognition of total stock-based compensation expense impacted basic and diluted net income per common share by less than $0.01 during the three month period ended March 31, 2008. The Company calculates the fair value of stock options using the Black-Scholes model. The total value of the stock option awards is expensed ratably over the requisite service period of the employees receiving the awards.

(N)          Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (FAS 161). FAS 161 amends and expands the disclosure requirements of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (FAS 133). It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, counter-party credit risk and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is evaluating the impact, if any, that FAS 161 will have on its consolidated financial statements of income and financial position.

In December 2007, the FASB issued FAS No. 141 (R),” Business Combinations,” (FAS 141R), which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” Under FAS 141R, all business combinations will be accounted for under the acquisition method. Significant changes, among others, from current guidance resulting from FAS 141R includes the requirement that contingent assets and liabilities and contingent consideration shall be recorded at estimated fair value as of the acquisition date, with any subsequent changes in fair value charged or credited to earnings. Further, acquisition-related costs will be expensed rather than treated as part of the acquisition. FAS 141R is effective for periods beginning on or after December 15, 2008. The Company is evaluating the impact, if any, that FAS 141R will have on its consolidated financial statements of income and financial position.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment to FAS No. 115,” (FAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value.  FAS 159 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has elected not to measure its eligible financial instruments at fair value and therefore the adoption of FAS 159 did not have an impact on its consolidated financial statements.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” (FAS 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted FAS 157 for financial assets and liabilities recognized at fair value on a recurring basis and the partial adoption of FAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3                                                      BUSINESS ACQUISITIONS

On May 11, 2007, AMI’s wholly-owned subsidiary completed the acquisition of all the issued and outstanding capital stock of Rainier Surgical Incorporated (“RSI”).  Headquartered in Auburn, Washington, RSI specializes in the sales, service, distribution, and marketing of orthopedic DME.  Established in 1991,RSI is the largest stock and bill provider of orthopedic DME in the state of Washington.  Currently, RSI has more than 45 trained and experienced staff members.  Through its stock and bill program, RSI successfully minimizes the overhead cost and expense physicians, clinics, hospitals, and surgery centers incur when prescribing and distributing orthopedic DME products to their patients. The audited net revenue for RSI during 2006 was $5.2 million. The aggregate purchase price paid was approximately $3,835,000, subject to post-closing adjustments and an escrow, consisting of $2,675,000 in cash, an aggregate of 1,472,995 shares of AMI’s common stock valued at $900,000, and acquisition costs of approximately $260,000.

On May 4, 2007, AMI’s wholly owned subsidiary completed the acquisition of 100% of the outstanding capital stock of Ortho Medical Products, Inc. (“OMI”) through a merger, with OMI as the surviving entity. OMI is a full-service company specializing in procedure specific orthopedic DME, respiratory equipment, and orthotics and prosthetics.  Founded in 1982, it focuses on servicing the needs of patients in the Tri-State New York Region; specifically, the five boroughs of New York City, Nassau, Suffolk, and Westchester Counties, Northern New Jersey, Upper New York State, and the State of Connecticut. With four locations, three in New York and one in Connecticut, OMI has approximately 25 employees who work to make this network available to Case Managers, Preferred Provider Organizations and Health Maintenance Organizations.  OMI has contracted with approximately 50 health insurance payers, plus Medicare and Medicaid. The audited financial performance of OMI for the year ended December 31, 2006 reflected net sales of approximately $3.2 million. The aggregate purchase price paid, subject to post-closing adjustments and an escrow, was $2,579,000, consisting of $134,000 in cash, a promissory note to the sellers in the amount of $100,000 due one year from closing, an aggregate of 3,300,000 shares of AMI common stock valued at $2,145,000, and acquisition costs of approximately $200,000.

The following is an allocation of the purchase price to the estimated fair value of assets acquired and liabilities assumed for the RSI and OMI acquisitions, as of the respective closing dates. The allocation of the purchase price for the acquisitions will be finalized as AMI receives other information relevant to the acquisition and completes its analysis of other transaction-related costs. The final purchase price allocations for this acquisition may be different from the preliminary estimates presented below. The impact of any adjustments to the final purchase price allocations are not expected to be material to AMI’s results of operations for fiscal 2008.

	OMI	RSI	Total
		(In thousands)
Assets Acquired:
Accounts receivable	$1,270	$1,109	$2,379
Prepaid expenses and other current assets	20	25	45
Inventory	70	997	1,067
Property and equipment	165	523	688
Goodwill	1,126	2,906	4,032
Intangible assets	1,065	939	2,004
Total assets acquired	$3,716	$6,499	$10,215

Liabilities Assumed:
Accounts payable and accrued expenses	$553	$1,014	$1,567
Long-term debt	584	1,528	2,112
Capital leases	—	122	122

Total liabilities assumed	$1,137	$2,664	$3,801

Net assets acquired	$2,579	$3,835	$6,414

The acquisitions above have been accounted for using the purchase method of accounting.  The Company conducts its own valuations to determine the purchase price allocation process. At any point in time, some valuations and allocations may be preliminary, and subject to further adjustment.

NOTE 4                                                      GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. In accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (FAS 142), goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently if there are other indications of impairment. Any impairment would be measured based upon the fair value of the related asset based on the provisions of FAS 142. Because the Company has one reporting segment under FAS 142, the Company utilizes the entity-wide approach for assessing goodwill for impairment and compares their market value to their net book value to determine if an impairment exists. There were no impairment losses related to goodwill in any of the fiscal periods presented. If AMI determines through the impairment review process that goodwill has been impaired, AMI would record the impairment charge in its consolidated statement of income.

The amount of goodwill as of March 31, 2008, includes $2,905,550 from the RSI acquisition and $1,126,539 related to the OMI acquisition. Goodwill arising from both acquisitions reflects purchase price factors such as their unique position in their market and their geographic position in the Company’s development of a nationwide DME distribution network. The goodwill reported for these acquisitions reflect AMI’s preliminary purchase price allocation and is subject to change.

The Company has identified intangible assets distinguishable from goodwill from its healthcare contracts with private and government health care insurance companies. Under these contracts, an insurance company reimburses the Company for services and/or products provided to patients at agreed upon rates which follow, in most instances, the Medicare pricing guidelines. The remainder of the Company’s fee for products and services is the responsibility of the patient. These contracts enable the Company to work with physicians who treat patients that are members of the insurance plans. Without these contracts the Company cannot seek reimbursement from the insurance company. As an “out of network” provider, the Company would be forced to seek reimbursement for their entire fee from the patient. These contracts are important to enhancing the Company’s revenue generating capabilities.

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

The components of acquired identifiable intangible assets as of March 31, 2008 are as follows:

Health insurance contracts, net of accumulated amortization of $76,397	1,423,807
Non-competition agreements, net of accumulated amortization of $317,176	291,479
1,715,286

The components of acquired identifiable intangible assets include: non-competition agreements which are amortized on a straight-line basis over the related estimated lives of the agreements (two to ten years), and health care contracts for third party medical billing (eighteen years). These contractual intangibles have been valued under the income method that considers cash flows attributable to the identified assets, the future revenue growth of the Company at 2.5%, consistent with expectations for the DME sector of the health care industry and a discount rate of 6.27% which was based upon a calculation of the Company’s cost of equity.

NOTE 5                                                      LONG TERM DEBT

Long term debt consists of the following:

Note at 6% due May 2008	$100,000
Note payable secured by a vehicle, due in monthly installments with final payment due January 2009	1,832
Accrued rent	54,566
Capital leases	110,168
Less current portion of long term debt	(159,794)
$106,772

On May 11, 2007, the Company and its wholly-owned subsidiaries entered into a $5.0 million Credit Agreement with TD Banknorth, N.A. (the “Credit Agreement”). The borrowing capacity available to the Company under the Credit Agreement consisted of notes representing a two-year $4.0 million Senior Secured Revolving Credit Facility and a two-year $1.0 million Senior Secured Convertible Revolving Acquisition Loan Facility which converts into a three-year term loan. The Credit Agreement subjected the Company to certain covenants including, but not limited to, a maximum total leverage ratio, a minimum debt service coverage ratio, and a maximum annual capital expenditure. At March 31, 2008, the Company was not in compliance with certain debt service covenants and was not able to secure a waiver.  On March 28, 2008 the Company obtained replacement financing.  On April 1, 2008 the Company used proceeds from this replacement financing to pay the approximately $1.6 million outstanding balance due TD Banknorth.  For further discussion regarding the replacement financing see Note 6 of the Notes to Condensed Consolidated Financial Statements.

NOTE 6                              STOCKHOLDERS’ EQUITY

Share-Based Compensation

In accordance with FAS 123R, for the quarter ended March 31, 2008, $110,016 of share-based compensation expense was recorded as an increase to additional paid in capital for share-based payment awards made to the Company’s employees and directors, based on the estimated fair values of stock options vesting during the periods.

Preferred Stock

The Company’s Certificate of Incorporation authorizes the issuance of 1 million shares of $.001 par value preferred stock. The Company’s board of directors (the “Board of Directors”) has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

On March 28, 2008 the Company completed the sale of an aggregate of 2,000 Units at a price of $1,000 per Unit to one existing institutional investor, for a total offering price of $2,000,000 (the “Offering”).  Each Unit consists of one share of Series D Convertible Preferred Stock of the Company (“Series D Preferred Stock”), convertible at the holder’s option into 2,857 shares of common stock, $.001 par value at $0.35 per share, or an aggregate of 5,714,000 shares of common stock (the “Underlying Common Stock”).  The Series D Preferred Stock entitles the holders to cash dividends of 8% per annum on the face value of $1,000 per share.  The holders of a majority of the Series D Preferred Stock shall be entitled to nominate and elect a majority of the Company’s Board of Directors until 50% of the Series D Preferred Stock has been converted into common stock.  The Series D Preferred Stock ranks on parity with the outstanding Series A and B Preferred Stock and the Series C Preferred Stock is to be deauthorized.

The Conversion Price of the Series D Preferred Stock, as well as the exercise price of the Class E Warrants, described below, are subject to “full ratchet” anti-dilution protection, subject to certain exemptions including the issuance of shares or options to the Company’s management not to exceed 10% of the shares of common stock outstanding on a partially diluted basis including shares underlying then outstanding Preferred Stock.

For every share of Underlying Common Stock issuable, the Company issued to the holders of Series D Preferred Stock one Class E Common Stock Purchase Warrant to purchase three shares of common stock, or an aggregate of 17,142,858 shares exercisable for a period of ten years expiring March 28, 2018 at a price of $0.35 per share.  The holder of Preferred Stock have the option on March 28, 2010, to either convert its shares into common stock or redeem each share at face value plus all accrued and unpaid dividends.  The holders of the Series D Preferred Stock entered into a Security Agreement with the Company and have a lien on all of the Company’s properties and assets.   In accordance with Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”) the Series D Preferred Stock is recorded as a Long Term Debt as of March 31, 2008.  The maximum amount the company would have to pay upon redemption would be approximately $2.3 million.  In accordance with EITF 00-27, a portion of the proceeds were allocated to each class of warrants based on their relative fair value, which totaled $1,354,839 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $645,161 to the Series D preferred shares based upon the difference between the conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. Both the fair value of the warrants (Class E) and the beneficial conversion feature were recorded as a discount to the debt obligation.  The discount will be amortized as interest expense for a two year period through the redemption date.

The Company used approximately $1.6 million of the proceeds of the Offering to retire bank debt under its credit agreement with TD Banknorth, N.A. and the balance for working capital.  The Company terminated all borrowing facilities with TD Banknorth, N.A.

Common Stock

The Company’s Certificate of Incorporation, as amended, authorizes the issuance of 300 million shares of common stock, par value $.001 per share, without cumulative voting rights and without preemptive rights.

The rollforward of the Company’s stockholders’ equity section for the three months ended March 31, 2008 is as follows:

		$ 0.001 Par Value		$ 0.001 Par Value	Additional	Stock
	Preferred	Preferred	Common	Common	Paid-in	Subscription	Retained
Item	Shares	Stock	Shares	Stock	Capital	Receivable	Earnings	Total
Balance @ 12/31/07	7,813	8	34,846,224	34,846	20,108,921	0	(13,092,094)	7,051,681
AMI Net loss for 1/1/08 - 3/31/08							(760,506)	(760,506)
Amortize Stock Options 1/1/08 - 3/31/08					110,016			110,016

Discount on Beneficial Conversion Feature of Series D Preferred Stock					2,000,000			2,000,000

Conversion of Series A Preferred Stock into Common Stock	(267)	(0)	762,819	763	(763)			0

Dividend on Series A Preferred Stock converted into Common stock			52,149	52	148,945		(148,997)	0

Balance @ 3/31/08	7,546	8	35,661,192	35,661	22,367,119	0	(14,001,597)	8,401,191

NOTE 7                              GOING CONCERN

The Company has generated $8,338,586 in revenue, but has incurred a cumulative net loss of $7,016,093 and cumulative negative cash flows from operating activities of $2,684,092 since inception and has only recently consummated acquisitions of operating businesses (see Note 3 of the Notes to Condensed Consolidated Financial Statements). These factors raise substantial doubt about our ability to continue as a going concern. The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the performance of recently acquired operating businesses and the continued acquisition of operating businesses. In particular, the Company expects to raise capital or seek additional financing. While there can be no assurance that such capital or additional financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms.  The Company’s current status regarding its financing arrangements is described in Notes 5 and 6 of the Notes to Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report that are not historical or current facts may constitute “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those predicated in any such forward-looking statements include: our ability to raise funds; our business strategies and future plans of operations; our ability to continue to lower our costs; our timely development and customers’ acceptance of our products; rapid technological changes in the industry; our ability to attract and retain qualified personnel; our ability to identify and successfully consummate future acquisitions; general economic conditions in the United States as well as the economic conditions affecting the industry in which we operate; the amount of sales of our products and services; our current operating losses; and the competitive environment within the industry in which we compete. Such forward-looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms “may,” “will,” “potential,” “opportunity,” “believes,” “expects,” “intends,” “estimates,” “anticipates” or “plans” to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company’s reports and registration statements filed with the SEC.

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

Our business strategy revolves around acquiring local DME companies with sales of between $1 million and $10 million per annum in the markets of orthopedics and podiatry. We will then consolidate them and build a single source provider of DME products. Our successful growth is predicated on our ability to acquire these existing companies in a “roll-up” and take advantage of economies of scale, resulting from our increase in size, to:

a) add on new acquisitions,

b) secure purchasing efficiencies,

c) contract for innovative new products, and

d) implement management and operational efficiencies.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

Revenues are recognized on an accrual basis at the time services and related products are provided to patients and collections are reasonably assured, and are recorded at amounts estimated to be received under healthcare contracts with third-party payors, including private insurers, prepaid health plans, and Medicare. Insurance benefits are assigned to our Company by patients receiving medical treatment and related products and, accordingly, we bill on behalf of its patients/customers. Under these contracts, we provide healthcare services, medical equipment and supplies to patients pursuant to a physician’s prescription. The insurance carrier reimburses us for these services and products at agreed upon rates. The balance remaining for products or service costs becomes the responsibility of the patient. A systematic process is employed to ensure that sales are recorded at net realizable value and that any required adjustments are recorded on a timely basis. We have established an allowance to account for contractual sales adjustments that result from differences between the amount remitted for reimbursement and the expected realizable amount for all payor contracts. Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenues and accounts receivable at their net realizable values at the time products and/or services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review.

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

Certain durable medical equipment items that we provide are reimbursed under rental arrangements that generally provide for fixed payments established by fee schedules for as long as the patient is using the equipment and medical necessity continues (subject to capped rental arrangements which limit the rental payment periods in some instances and which may result in a transfer of title to the equipment at the end of the rental payment period). Once initial delivery of rental equipment is made to the patient, a billing cycle is established based on the initial date of delivery. We recognize rental arrangement revenues ratably over the service period and defers revenue for the portion of the monthly bill which is unearned during a reporting period. No separate payment is earned from the initial equipment delivery and setup process. During the rental period, we are responsible for servicing the equipment and providing routine maintenance, if necessary.

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

•             the seller’s price to the buyer is fixed or determinable; and

•             collectability is reasonably assured.

We also derive commission revenue from contracts we maintain with orthopedic product and supply manufacturers. Commission revenues are recognized upon the shipment of products to customers in accordance with the terms of our distribution agreements.

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

Stock Based Compensation Expense

Under the requirements of FAS 123R, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period of the award. The Company recognizes stock option expense using the straight-line attribution method under FAS 123R. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options. Option valuation models require the input of assumptions, including the expected life of stock options, the expected stock price volatility, the risk-free interest rate, and the expected dividend yield. The expected volatility and expected life are based on our limited operating experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected dividend yield was not considered in the option pricing formula as we do not pay dividends and have no current plans to do so in the future. We will update these assumptions if changes are warranted.

Results of Operations:

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net revenues. As noted previously, we completed the acquisition of our first two operating companies in May 2007. Revenues for the quarter ended March 31, 2008 were $2,200,967 compared with none in the quarter ended March 31, 2007.

Cost of revenues. The cost of revenues for the three months ended March 31 were $1,241,890, consisting of product purchases and other direct costs such as salaries, commissions, and distribution charges. The Company’s gross profit margin was 44% during the quarter ended March 31, 2008.

General and administrative expenses. During the three months ended March 31, 2008, the Company incurred operating expenses of $1,672,515 (76% of net revenues), including $110,016 in compensation expense related to share-based payment awards, compared with operating expenses of $995,923, including $679,652 in share-based payment awards, during the same quarter of 2007, prior to the acquisition of the first two operating companies. Other operating expenses are comprised primarily of wages, rent, insurance and professional fees.

Interest expense. During the three months ended March 31, 2008, the Company incurred interest expenses of $44,113, primarily related to the Company’s credit facility with TD Banknorth. During the same period in 2007, interest expense totaled $47,448, related to the bridge offering promissory notes issued in October 2006.

Provision for income taxes. During the three months ended March 31, 2008 and March 31, 2007, the Company had income tax provisions for state income and franchise taxes of $7,761 and $9,117, respectively. No tax benefit has been provided due to the uncertainty in the utilization of losses incurred. Net operating losses may be carried forward for up to 20 years.

Net loss. Net loss for the three months ended March 31, 2008 was $760,506, or ($.02) per share, as compared with $1,019,745 or ($.04) per share for the same period in 2007, prior to the first two acquisitions, reflecting primarily the effects of share based compensation and the impact of costs incurred to execute our business strategy.

Material Changes in Financial Condition, Liquidity and Capital Resources

As of March 31, 2008, the Company had cash of $2,169,788, an increase of $1,609,413 from the balance of $560,375 at December 31, 2007, primarily a result of the Company’s issuing preferred stock for $2,000,000 offset by its net loss from operations during the three months ended March 31, 2008. There was a working capital surplus of $1,960,920 at March 31, 2008, reflecting the replacement financing received during the period and assets of the acquired companies (primarily accounts receivable and inventories), offset by amounts due on the Company’s Credit Agreement, accounts payable and accrued expenses. As of December 31, 2007, the Company’s working capital was $474,460, also reflecting the amounts due on the Company’s Credit Agreement and accrued expenses.

Net cash used in operating activities was $345,804 for the three months ended March 31, 2008, primarily attributable to the net loss adjusted for non-cash expenses (stock based compensation expense of $110,016 and depreciation and amortization of $132,639), increased accounts payable and accrued expenses of $118,678, as well as decreases in inventory of $158,575 and prepaid expenses totaling $43,290.  This was offset by increased accounts receivable of $156,715. Net cash used in operating activities for the same period in 2007 was $298,941, primarily attributable to the net loss adjusted for noncash expenses (stock based compensation expense of $679,652, non cash interest expense of $47,448 and depreciation of $4,114), an increase in accounts payable and accrued expenses of $119,608, an increase in prepaid expenses of $118,384, and an increase in other receivables of $11,614.

Net cash used in investing activities during the three months ended March 31, 2008 was $4,446 for capital expenditures. During the same period in 2007, investing activities used $8,732 in cash, also for capital expenditures.

Net cash provided by financing activities during the three months ended March 31, 2008 was $1,959,663, primarily representing proceeds from the issuance of preferred stock, net of offering costs, offset by net payments in acquired company debt, as compared with $2,071,725 during the same period of 2007, representing proceeds, net of offering costs and expenses, from private placement financings.

As noted previously, the Company was not in compliance with certain debt service covenants in its Credit Agreement with TD Banknorth and was not able to secure a waiver.  During the three months ended March 31, 2008, the Company obtained replacement financing.  The Company used the proceeds from this financing to pay the approximately $1.6 million outstanding balance due TD Banknorth on April 1, 2008.

In addition, the Company needs additional capital to cover ongoing operating expenses. We estimate that we may require up to $75,000 per month through the end of 2008. These factors raise substantial doubt about our ability to execute our business plan. The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the acquisition of operating businesses. In particular, the Company expects to raise capital or seek additional financing. While there can be no assurance that such capital or additional financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms.

If we are to fully implement our business plan, we anticipate that our use of cash will be substantial for the foreseeable future, and will exceed our cash flow from operations during the next 12 months and thereafter, absent a significant increase in sales. To fully implement our business plan, over the next 12 months we anticipate that we will require investment capital for completing acquisitions we have identified. There can be no assurance that such capital or additional financing would be available in amounts and on terms acceptable to us, management believes that such financing would likely be available on acceptable terms. Unless the identified acquisitions are completed over the next 12 months, we will not have significant working capital to hire additional employees, market or otherwise pursue our business plan.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company and is not required to provide the information required by this item.

Item 4T. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an investigation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of March 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.        OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, the Company may be involved in legal proceedings from time to time. As of the date of this quarterly report on Form 10-Q, we are not a party to any legal proceedings.

Item 1A. Risk Factors

The Company is a smaller reporting company and is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

All issuances of restricted securities by the Company during the three-month period ended March 31, 2008, were previously reported on Form 8-Ks.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the first quarter of fiscal 2008.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits.

Set forth below is a list of the exhibits to this quarterly report on Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2008	Andover Medical, Inc.

	By:	/s/ Edwin A. Reilly
Edwin A. Reilly, Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2008	Andover Medical, Inc.

	By:	/s/ James A. Shanahan
James A. Shanahan, Chief Financial Officer
(Principal Financial Officer)

Andover Medical, Inc.

Quarterly Report on Form 10-Q
Quarter Ended March 31, 2008

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