Form 10-K/A
period 2007-12-31
Andover Medical, Inc.
filed 2008-08-05
CIK 1339256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

(Amendment No. 2)

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

Documents Incorporate By Reference: None

ANDOVER MEDICAL, INC.

EXPLANATORY NOTE:

Andover Medical, Inc. (the “Company”) is filing this Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2007 to include language at the end of the evaluation of disclosure controls and procedures clarifying that our management determined that our disclosure controls and procedures were effective as of December 31, 2007.  In addition the Company has included language indicating that management had conducted an evaluation of the effectiveness of internal controls over financial reporting and based upon that evaluation had concluded that the controls were effective as of December 31, 2007. Except as expressly set forth in this Form 10-K/A, Amendment No. 2, the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 has not been amended, updated or otherwise modified since Amendment No. 1.

This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events.  Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K.  With this Amendment, the principal executive officer and principal financial officer of the Company have reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

PART II

Item 9A(T).                                 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer is responsible for establishing and maintaining disclosure controls and procedures for the Company.  The Company’s Chief Executive Officer and the Chief Financial Officer have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.  As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  Based on management’s assessment and those criteria, management believes that the internal control over financial reporting as of December 31, 2007 was effective.

Management’s internal control report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report.

As permitted by the Exchange Act Rules, we did not conduct an evaluation of the effectiveness of internal controls at our Ortho Medical Products and Rainier Surgical divisions as those divisions came into existence with their respective acquisitions on May 4, 2007 and May 11, 2007.  The effectiveness of internal controls at the Ortho Medical Products and Rainier Surgical divisions will be evaluated as of December 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this report:

1.  Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of the annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDOVER MEDICAL, INC.

August 5, 2008	By:	EDWIN A. REILLY

/s/ EDWIN A. REILLY
Chief Executive Officer

In accordance with the requirements of the Securities Act, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ EDWIN A. REILLY	Chairman of the Board and Chief Executive Officer
EDWIN A. REILLY	(Principal Executive Officer), and Chief Operating Officer	August 5, 2008

/s/ JAMES A. SHANAHAN	Chief Financial Officer (Principal Financial
JAMES A. SHANAHAN	and Accounting Officer) and Secretary	August 5, 2008

/s/ ROBERT G. COFFILL, JR.
ROBERT G. COFFILL, JR.	Director	August 5, 2008

/s/ MARSHALL S. STERMAN
MARSHALL S. STERMAN	Director	August 5, 2008

/s/ ROBERT A. BARON
ROBERT A. BARON	Director	August 5, 2008

INDEX TO EXHIBITS

Exhibit Number	Description	Reference
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith