Form 10-Q
period 2008-06-30
Andover Medical, Inc.
filed 2008-08-08
CIK 1339256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2008

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
                Yes:  ☐   No:   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  There were a total of 36,277,095 shares of the registrant’s common stock, par value $.001 per share, outstanding as of August 8, 2008 and no other classes of common stock.

Andover Medical, Inc.

Quarterly Report on Form 10-Q

Period Ended June 30, 2008

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

Andover Medical, Inc.

Condensed Consolidated Balance Sheet

	June 30,	December 31,
	2008	2007
		(audited)
ASSETS

Current assets:
Cash and cash equivalents	$322,248	$560,375
Accounts receivable, net of allowance for doubtful accounts of $1,220,487 and $1,230,842, respectively	2,501,177	2,367,813
Inventories	947,343	938,287
Prepaid expenses and other current assets	100,717	123,215
Total current assets	3,871,485	3,989,690

Property and equipment:
Property and equipment	1,555,588	1,549,779
Less accumulated depreciation	913,032	800,958
Total property and equipment, net	642,556	748,821

Other assets:
Goodwill	3,756,858	4,032,089
Intangible assets, net of accumulated amortization of $469,388 and $317,633, respectively	1,639,470	1,791,225
Deposits and other assets	140,897	133,019
Total other assets	5,537,225	5,956,333

Total assets	$10,051,266	$10,694,844

The accompanying notes are an integral part of these financial statements.

	June 30,	December 31,
	2008	2007
		(audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$786,156	$743,696
Accrued expenses	3,516,747	1,021,383
Current portion of long-term debt	57,393	145,393
Bank Loan	—	1,604,758
Total current liabilities	4,360,296	3,515,230

Long term liabilities:
Long-term debt, less current portion	42,047	78,263

Deferred items	58,462	49,670
Redeemable Convertible Series D Preferred stock $0.001 par value, 2,000 authorized, issued and outstanding, Net of Discount of $1,742,465	257,535	—
Total long-term liabilities	358,044	127,933

Total liabilities	$4,718,340	$3,643,163

Shareholders’ equity:
Preferred Stock (Series A and B), $.001 par value; 998,000 shares authorized, 7,341 and 7,813 outstanding, respectively	7	8
Common stock, $.001 par value; 300,000,000 shares authorized, 36,277,095 and 34,846,244 outstanding, respectively	36,277	34,846
Additional paid-in capital	22,378,307	20,108,921

Accumulated deficit	(17,081,665)	(13,092,094)
Total shareholders’ equity	5,332,926	7,051,681

Total liabilities and shareholders’ equity	$10,051,266	$10,694,844

The accompanying notes are an integral part of these financial statements.

Andover Medical, Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net Revenue	$2,160,028	$1,605,365	$4,299,076	$1,605,365
Costs of revenue	1,014,305	658,794	2,250,571	658,794
Gross profit	1,145,723	946,571	2,048,505	946,571
General and administrative salaries and wages	591,016	463,108	1,124,770	728,924
Share-based compensation	131,966	190,942	241,982	870,594
General and administrative expenses	1,103,667	884,771	2,076,117	935,224
Operating loss	(680,926)	(592,250)	(1,394,364)	(1,588,171)

Interest expense	(300,243)	(42,499)	(344,356)	(89,947)
Other income (expense)	(2,216,005)	—	(2,213,725)	—
Interest income	1,452	30,401	3,978	63,124
Loss before income tax expense	(3,195,722)	(604,348)	(3,948,467)	(1,614,994)

Provision for income taxes	4,509	9,944	12,270	19,061
Net loss	$(3,200,231)	$(614,292)	$(3,960,737)	$(1,634,055)
Preferred dividend	(18,258)	—	(28,834)	—
Net loss available to common shareholders	$(3,218,489)	$(614,292)	$(3,989,571)	$(1,634,055)

Net loss per share:

Basic and diluted	$(0.09)	$(0.02)	$(0.11)	$(0.06)
Basic and diluted available to common shareholders	$(0.09)	$(0.02)	$(0.11)	$(0.06)

Weighted average number of common shares outstanding:
Basic and diluted	36,157,597	27,432,371	35,797,453	26,002,131

The accompanying notes are an integral part of these financial statements.

Andover Medical, Inc.

Condensed Consolidated Statement of Cash Flows

For the Six Months Ended June 30,

(Unaudited)

	2008	2007
OPERATING ACTIVITIES:
Net loss	$(3,960,737)	$(1,634,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	263,831	45,814
Share based compensation	241,982	870,594
Accrued interest and fees related to discounted financing obligations	257,535	47,448
Late registration penalties to be settled in warrants	2,218,228	—
Changes in operating assets and liabilities:
Accounts receivable, net	(133,364)	(15,282)
Inventory	(9,056)	(48,606)
Prepaid expenses and other current assets	14,618	(46,983)
Accounts payable and accruals	328,388	(285,425)
Net cash used in operating activities	(778,575)	(1,066,495)

INVESTING ACTIVITIES:
Purchase of property and equipment	(5,809)	(117,912)
Acquisitions	275,231	(3,306,261)
Net cash provided from / (used in) investing activities	269,422	(3,424,173)

FINANCING ACTIVITIES:
Proceeds / (Payments) on notes payable	(101,933)	(976,868)
Proceeds / (Payments) on bank line of credit	(1,604,758)	457,160
Proceeds / (Payments) on capital leases	(22,283)	102,211
Issuance of common stock	—	12,500
Issuance of preferred stock, net of offering costs	2,000,000	3,833,350
Net cash provided by financing activities	271,026	3,428,853

Net increase/(decrease) in cash and cash equivalents	(238,127)	(1,061,815)
Cash and cash equivalents at beginning of period	560,375	2,377,572
Cash and cash equivalents at end of period	$322,248	$1,315,757

Non-cash activities:
Stock issued for debt	$—	$62,532
Stock issued for acquisitions	$—	$3,045,000
Note issued for acquisition	$—	$100,000

Supplemental cash flow information:
Cash paid for interest	$47,298	$31,372
Cash paid for taxes	$15,057	$15,514

The accompanying notes are an integral part of these financial statements.

ANDOVER MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2008

(UNAUDITED)

NOTE 1                                                   BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements as of and for the six months ended June 30, 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented. The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Andover Medical, Inc. (the “registrant,” “the Company,” or “AMI”) and notes thereto included in the Annual Report on Form 10-K/A for the year ended December 31, 2007, filed by the Company with the SEC.

NOTE 2                                                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)                             Principles of Consolidation

The interim condensed consolidated financial statements as of June 30, 2008, include the amounts of the Company and each of its wholly-owned subsidiaries. All inter-company accounts and balances have been eliminated in consolidation.

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

(C)           Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2008, there were no cash equivalents.

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

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” (FAS 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted FAS 157 for financial assets and liabilities recognized at fair value on a recurring basis and the partial adoption of FAS 157 for financial assets and liabilities.

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

The reconciliation of Accounts Receivable is as follows:

Item	June 30, 2008	December 31, 2007
Accounts Receivable—Gross	3,756,664	3,628,316
Allowance for contractual sales adjustments	(1,011,375)	(1,008,301)
Allowance for Doubtful Accounts	(209,112)	(222,541)
Accounts Receivable—Net	2,536,177	2,397,474

(H)          Inventories

Inventories are stated using the lower of cost or market, using the first-in, first-out method.

(I)            Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the individual assets (three to seven years). Depreciation expense for the quarter ended June 30, 2008 was $55,376, and for year to date through June 30, 2008 was $112,075. The following table summarizes total Property and Equipment:

	June 30, 2008	December 31, 2007
Machinery & equipment	$848,063	$843,735
Computers & telephone equipment	316,786	315,305
Office furniture & equipment	252,279	252,279
Leasehold & building improvements	76,234	76,234
Vehicles	62,226	62,226
	$1,555,588	$1,549,779
Less accumulated depreciation	(913,032)	(800,958)
Net Property and Equipment	$642,556	$748,821

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

(K)          Loss per Share

The Company has adopted FAS 128, “Earnings per Share.”  Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Stock options were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. On a weighted average basis, the total potential dilutive stock options outstanding at June 30, 2008 were 6,664,231.

(L)           Business Segments

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments Of An Enterprise And Related Information” (FAS 131). Certain information is disclosed in accordance with FAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. For the period ending June 30, 2008 and currently, the Company operates in one segment, Durable Medical Equipment (“DME”).

(M)         Stock Based Compensation

The Company maintains one plan, the Andover Medical, Inc. 2006 Employee Stock Incentive Plan (the “2006 Plan”) under which key persons employed or retained by the Company or its subsidiaries, and any non-employee director, consultant, vendor or other individual having a business relationship with the Company may receive stock options, stock appreciation rights or restricted stock for up to 15 million shares of the Company’s common stock. Under the 2006 Plan, the exercise price of each stock option equals or exceeds the market price of the Company’s stock on the date of grant.  Stock options are granted at various times and vest over a period determined by the compensation plan, ranging from one month to three years and generally have a maximum term of ten years.  Stock appreciation rights (“SARs”) may be granted in conjunction with any stock options granted under the 2006 Plan and may be exercised by surrendering the applicable portion of the related stock option.  Upon the exercise of an SAR, the holder shall be entitled to receive an amount in cash, shares of the Company’s common stock or both, in value equal to the excess of the market price of one share of common stock over the option price per share specified in the related stock option multiplied by the number of shares in respect of which the SAR shall have been exercised, with the compensation committee (the “Committee”), if any, appointed by the Board, having the right to determine the form of payment.   Restricted stock may be awarded either alone or in addition to other awards granted under the 2006 Plan, the terms and conditions of which are to be determined by the Committee.

The fair value of each option granted under the 2006 Plan is estimated on the date of grant, using the Black-Scholes option pricing model, based on the following weighted average assumptions:

June 30, 2008
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

A summary of the status of the Company’s fixed stock option plan as of June 30, 2008 and the changes during the period ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Options outstanding at December 31, 2007	4,715,000	$0.24	8.63	$125,000
Granted	2,170,000	$0.21	9.82	0
Exercised	—	—	—	—
Forfeited	—	$—	—	—
Options outstanding at June 30, 2008	6,885,000	$0.23	9.16	$125,000

Options exercisable at June 30, 2008	4,510,833	$0.21	9.16	$125,000

There were no stock options exercised during the six months ended June 30, 2008.

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Prices	June 30, 2008	Term (years)	Price	June 30, 2008	Price
$0.00 - 0.06	2,500,000	8.18	$0.06	2,500,000	$0.06
$0.07 - 0.38	3,545,000	9.21	$0.20	1,528,750	$0.26
$0.39 - 0.67	840,000	8.86	$0.54	482,083	$0.58
Total	6,885,000	9.16	$0.23	4,510,833	$0.21

The following table summarizes the status of the Company’s non-vested options since inception:

	Non-vested Options
		Weighted Average
	Options	Fair Value
Non-vested at December 31, 2007	1,057,917	$0.47
Granted	2,170,000	$0.23
Vested	(853,750)	$0.52
Forfeited	—	$—
Non-vested at June 30, 2008	2,374,167	$0.25

The total fair value of options vested was $496,192 for the period ended June 30, 2008.  As of June 30, 2008, there was $706,276 of total unrecognized compensation cost related to non-vested stock options granted under the 2006 Plan.  That cost is expected to be recognized over a weighted average period of 1.2 years.

The Company follows the provisions of Financial Accounting Standards Board Statement (FAS) No. 123R, Share-Based Payment (FAS 123R), which require companies to measure and recognize compensation expense for all share-based payments at fair value. For the six month period ended June 30, 2008, the Company recognized $241,982 in compensation expense related to stock options. The recognition of total stock-based compensation expense impacted basic and diluted net income per common share by less than $0.01 during the six month period ended June 30, 2008. The Company calculates the fair value of stock options using the Black-Scholes model. The total value of the stock option awards is expensed ratably over the requisite service period of the employees receiving the awards.

(N)          Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 seeks to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411. This pronouncement is not expected to have a material impact on the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (SFAS 161). SFAS 161 amends and expands the disclosure requirements of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (FAS 133). It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, counter-party credit risk and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is evaluating the impact, if any, that FAS 161 will have on its consolidated financial statements of income and financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, SFAS No. 160 will change the accounting for and reporting of minority interests. Under the new standard, minority interests, will be referred to as noncontrolling interests and will be reported as equity in the parent company’s consolidated financial statements. Transactions between the parent company and the noncontrolling interests will be treated as transactions between shareholders provided that the transactions do not create a change in control. Gains and losses will be recognized in earnings for transactions between the parent company and the noncontrolling interests, unless control is achieved or lost. SFAS No. 160 requires retrospective adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. SFAS No. 160 is effective for the Company beginning in the first quarter of fiscal year 2009 and earlier adoption is not permitted. SFAS No. 160 may have a material impact on the Company’s consolidated financial position, results of operations and cash flows if it enters into material transactions or acquires a noncontrolling interest after the standard’s effective date.

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

NOTE 3                                                   BUSINESS ACQUISITIONS

On May 11, 2007, AMI’s wholly-owned subsidiary completed the acquisition of all the issued and outstanding capital stock of Rainier Surgical Incorporated (“RSI”).  Headquartered in Auburn, Washington, RSI specializes in the sales, service, distribution, and marketing of orthopedic DME.  Established in 1991, RSI is the largest stock and bill provider of orthopedic DME in the state of Washington.  Currently, RSI has more than 45 trained and experienced staff members.  Through its stock and bill program, RSI successfully minimizes the overhead cost and expense physicians, clinics, hospitals, and surgery centers incur when prescribing and distributing orthopedic DME products to their patients. The audited net revenue for RSI during 2006 was $5.2 million. The aggregate purchase price paid was $3,835,000, subject to post-closing adjustments and an escrow, consisting of $2,675,000 in cash, an aggregate of 1,472,995 shares of AMI’s common stock valued at $900,000, and acquisition costs of approximately $260,000. In June 2008, the post-closing adjustments were finalized, reducing the purchase price approximately $269,000 to a net aggregate purchase price of $3,566,871.

On May 4, 2007, AMI’s wholly owned subsidiary completed the acquisition of 100% of the outstanding capital stock of Ortho Medical Products, Inc. (“OMI”) through a merger, with OMI as the surviving entity. OMI is a full-service company specializing in procedure specific orthopedic DME, respiratory equipment, and orthotics and prosthetics.  Founded in 1982, it focuses on servicing the needs of patients in the Tri-State New York Region; specifically, the five boroughs of New York City, Nassau, Suffolk, and Westchester Counties, Northern New Jersey, Upper New York State, and the State of Connecticut. With four locations, three in New York and one in Connecticut, OMI has approximately 25 employees who work to make this network available to Case Managers, Preferred Provider Organizations and Health Maintenance Organizations.  OMI has contracted with approximately 50 health insurance payers, plus Medicare and Medicaid. The audited financial performance of OMI for the year ended December 31, 2006 reflected net sales of approximately $3.2 million. The aggregate purchase price paid, subject to post-closing adjustments and an escrow, was $2,579,000, consisting of $134,000 in cash, a promissory note to the sellers in the amount of $100,000 which was paid in May 2008, an aggregate of 3,300,000 shares of AMI common stock valued at $2,145,000, and acquisition costs of approximately $200,000. There were no further post-closing adjustments.

The following is an allocation of the purchase price to the estimated fair value of assets acquired and liabilities assumed for the RSI and OMI acquisitions, as of the respective closing dates. The final purchase price allocations for these acquisitions are presented below.

	OMI	RSI	Total
		(In thousands)
Assets Acquired:
Accounts receivable	$1,270	$1,109	$2,379
Prepaid expenses and other current assets	26	25	51
Inventory	70	997	1,067
Property and equipment	165	523	688
Goodwill	1,120	2,637	3,757
Intangible assets	1,065	939	2,004
Total assets acquired	$3,716	$6,230	$9,946

Liabilities Assumed:
Accounts payable and accrued expenses	$553	$1,014	$1,567
Long-term debt	584	1,528	2,112
Capital leases	—	122	122

Total liabilities assumed	$1,137	$2,664	$3,801

Net assets acquired	$2,579	$3,566	$6,145

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

The amount of goodwill as of June 30, 2008, includes $2,636,670 from the RSI acquisition and $1,120,188 related to the OMI acquisition. Goodwill arising from both acquisitions reflects purchase price factors such as their unique position in their market and their geographic position in the Company’s development of a nationwide DME distribution network. The goodwill reported for these acquisitions reflect AMI’s preliminary purchase price allocation and is subject to change.

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

The components of acquired identifiable intangible assets as of June 30, 2008 are as follows:

Health insurance contracts, net of accumulated amortization of $97,235	1,402,969
Non-competition agreements, net of accumulated amortization of $372,154	236,501
1,639,470

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

NOTE 5                                                   LONG TERM LIABILITIES

Long term liabilities consist of the following:

Series D Convertible Preferred Stock, net of discount of $1,742,465	$257,535
Note payable secured by a vehicle, due in monthly installments with final payment due January 2009	854
Deferred item	58,462
Capital leases	98,586
Less current portion of long term debt	(57,393)
$358,044

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

NOTE 6                                                   STOCKHOLDERS’ EQUITY

Share-Based Compensation

In accordance with FAS 123R, for the quarter ended June 30, 2008, $131,966, and for the six months ended June 30, 2008, $241,982 of share-based compensation expense was recorded as an increase to additional paid in capital for share-based payment awards made to the Company’s employees and directors, based on the estimated fair values of stock options vesting during the periods.

Preferred Stock

The Company’s Certificate of Incorporation authorizes the issuance of 1 million shares of $.001 par value preferred stock. The Company’s board of directors (the “Board of Directors”) has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

On March 28, 2008, the Company completed the sale of an aggregate of 2,000 Units at a price of $1,000 per Unit to one existing institutional investor, for a total offering price of $2,000,000 (the “Offering”).  Each Unit consists of one share of Series D Convertible Preferred Stock of the Company (“Series D Preferred Stock”), convertible at the holder’s option into 2,857 shares of common stock, $.001 par value at $0.35 per share, or an aggregate of 5,714,000 shares of common stock (the “Underlying Common Stock”).  The Series D Preferred Stock entitles the holders to cash dividends of 8% per annum on the face value of $1,000 per share.  The holders of a majority of the Series D Preferred Stock shall be entitled to nominate and elect a majority of the Company’s Board of Directors until 50% of the Series D Preferred Stock has been converted into common stock.  The Series D Preferred Stock ranks on parity with the outstanding Series A and B Preferred Stock. The Series C Preferred Stock was deauthorized.

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

On May 8, 2007 and September 11, 2007, the Company closed an additional portion of its private financing of 44 Units in total of the Company's securities, representing $2,200,000 principal amount of 6% Series B Convertible Preferred Stock at $50,000 face value per Unit. Each Unit is convertible at $.35 per share into 142,850 shares of Common Stock and Class C Warrants exercisable for five years at $.35 per share to purchase 142,850 shares of Common Stock, plus Class D Warrants exercisable for five years at $.35 per share to purchase 142,850 shares of Common Stock. The Preferred Stock is subject to forced conversion if the Common Stock trades above certain target levels. In accordance with EITF 00-27, a portion of the proceeds were allocated to each class of warrants based on their relative fair value, which totaled $2,484,357 using the Black Scholes option pricing model. Further, the Company attributed beneficial conversion features totaling $663,354 to the Series B preferred shares based upon the difference between the conversion price of those shares and the closing price of the Company's common stock on the date of issuance. Both the fair value of the warrants (Series C and D) and the beneficial conversion feature were recorded as a dividend totaling $2,200,000. These dividends were recorded as a reduction of retained earnings and an increase to additional paid-in capital.  Under the registration rights agreement, if the Company is unsuccessful in filing a registration statement within 30 days of closing the financing or does not have an effective registration within six (6) months from the December 19, 2007 effective date of the Company’s latest registration statement, the Company shall pay a penalty equal to doubling the number of shares of Common Stock issuable upon exercise of Class C and Class D Warrants, a total of an additional 12,571,428 shares. The company used the Black Scholes option pricing model to calculate the fair value of the additional Class C and Class D Warrants. As of June 30, 2008, the Company has accrued $2,218,288 in penalties, under the registration rights agreement, as it has been determined that it did not have an effective registration statement in advance of the deadline.

Common Stock

The Company’s Certificate of Incorporation, as amended, authorizes the issuance of 300 million shares of common stock, par value $.001 per share, without cumulative voting rights and without preemptive rights.

The rollforward of the Company’s stockholders’ equity section for the six months ended June 30, 2008 is as follows:

		$ 0.001 Par Value		$ 0.001 Par Value	Additional
	Preferred	Preferred	Common	Common	Paid-in	Retained
Item	Shares	Stock	Shares	Stock	Capital	Earnings	Total
Balance @ 12/31/07	7,813	8	34,846,224	34,846	20,108,921	(13,092,094)	7,051,681

AMI Net loss for 1/1/08 – 6/30/08						(3,960,737)	(3, 960,737)
Amortize Stock Options 1/1/08 – 6/30/08					241,982		241,982

Discount on Beneficial Conversion Feature of Series D Preferred Stock					2,000,000		2,000,000

Conversion of Series A Preferred Stock into Common Stock	(472)	(1)	1,348,504	1,349	(1,348)		0

Dividend on Series A Preferred Stock converted into Common stock			82,367	82	28,752	(28,834)	0

Balance @ 6/30/08	7,341	7	36,277,095	36,277	22,378,307	(17,081,665)	5,332,926

NOTE 7                                                   GOING CONCERN

The Company has generated $10,498,615 in revenue, but has incurred a cumulative net loss of $10,225,858 and cumulative negative cash flows from operating activities of $3,163,620 since inception and has only recently consummated acquisitions of operating businesses (see Note 3 of the Notes to Condensed Consolidated Financial Statements). These factors raise substantial doubt about our ability to continue as a going concern. The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the performance of recently acquired operating businesses and the continued acquisition of operating businesses. In particular, the Company expects to raise capital, seek additional financing, or seek merger partners. While there can be no assurance that such potential mergers, capital or additional financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms.  The Company’s current status regarding its financing arrangements is described in Notes 5 and 6 of the Notes to Condensed Consolidated Financial Statements.

NOTE 8                                                   FAIR VALUE

As discussed in Note 2 (D) on page 8, the Company adopted the provisions of SFAS No. 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 on January 1, 2008. Goodwill and Intangible assets-net are within the scope of SFAS No. 157; however, pursuant to the provisions of FSP FAS 157-2, the Company will not apply the provisions of SFAS No. 157 until January 1, 2009. The Company recorded no change to its opening balance of retained earnings as of January 1, 2008, and no material impact on the Company’s consolidated financial position, results of operations or cash flows as it did not have any financial instruments requiring retrospective application per the provisions of SFAS No. 157.

NOTE 9                                                   SUBSEQUENT EVENT

On July 25, 2008, the Company entered into a definitive Asset Purchase Agreement and Plan of Reorganization (the “APA”) with Medical Solutions Management Inc., a Nevada corporation (“MSMT”) and Certified Diabetic Services, Inc., a Delaware corporation (“CDIP”), pursuant to which MSMT, a company that markets and sells orthopedic and pediatric durable medical equipment in the United States will acquire substantially all of the assets of AMI and CDIP, including the subsidiaries of AMI and CDIP. CDIP provides diabetes medical supplies, testing, products, education and information. AMI and CDIP are collectively referred to herein as the “Target Companies”.

The APA provides for MSMT to acquire the following subsidiaries of the Target Companies: (i) Certified Diabetic Supplies, Inc., (ii) CDS Health Management, Inc., (iii) CDS Medical Supplies, Inc., (iv) Certified Pharmacies of America, Inc., (v) Diabetic Plus, Inc., and the Company’s two operating subsidiaries, (vi) Ortho-Medical Products, Inc. and (vii) Rainier Surgical Incorporated. Upon completion of the reorganization, AMI and CDIP will be deemed to be shell companies.

The APA provides that in exchange for substantially all of the assets of the Target Companies, including all of the capital stock of the above referenced subsidiaries, the Target Companies’ shareholders shall receive shares of MSMT’s common stock and preferred stock, as described below. As a result, the percentage of beneficial ownership of MSMT common stock owned by each of the parties shall be as follows: (i) CDIP shareholders will own forty-five (45%) percent of the outstanding MSMT common stock, (ii) existing MSMT shareholders will own twenty (20%) percent of the outstanding MSMT common stock, and (iii) the Company’s shareholders will own thirty-five (35%) percent of the outstanding MSMT common stock (calculated on an as-converted basis, i.e., inclusive of common stock, preferred stock and convertible debentures, but exclusive of options and warrants which will be assumed by MSMT). An additional eight (8%) percent of the issued and outstanding shares of common stock of MSMT (calculated on the date of the closing of the transactions under the APA (the “Closing Date”) in the same manner as set forth in the prior sentence) shall be placed in escrow to be issued to the former common and preferred shareholders of AMI and CDIP following the Closing Date based upon the respective performances of Andover and CDIP in achieving revenue and earnings targets during calendar year 2008.

With respect to management and governance, the APA provides that the composition of MSMT’s Board of Directors shall be increased to nine members, the majority of whom shall be deemed independent in order to help facilitate a proposed listing on a stock exchange. The new Board shall serve until December 31, 2009, or until their successors are duly qualified, seated and elected; or until their earlier resignation or removal.

The closing of the proposed transactions is conditioned upon and subject to respective Board of Director and shareholder approval, the effectiveness of a registration statement covering the shares of MSMT common stock and preferred stock to be issued to the shareholders of the Target Companies as well as shares of MSMT common stock issued upon the exercise of new warrants issued by MSMT to the former warrant holders of the Target Companies, all third party consents and waivers are obtained, no material adverse change has occurred with respect to any of the three parties to the APA, and other customary closing conditions. The discussion in the balance of this report does not give effect to the proposed reorganization.

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

Results of Operations:

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net revenues. As noted previously, we completed the acquisition of our first two operating companies in May 2007. Revenues for the quarter ended June 30, 2008 were $2,160,028 compared with $1,605,365 in the period from May 4, 2007 to June 30, 2007. The increase is primarily due to the inclusion of acquired companies for the entire quarter ended June 30, 2008.

Cost of revenues. The cost of revenues for the three months ended June 30, 2008 were $1,014,305, compared with $658,794 for the three months ended June 30, 2007. These costs consist of product purchases and other direct costs such as salaries, commissions, and distribution charges. The Company’s gross profit margin was 53% for the quarter ended June 30, 2008, and 59% in the period from May 4, 2007 to June 30, 2007.

General and administrative salaries and wages. During the three months ended June 30, 2008, the Company incurred general and administrative salaries and wages expenses of $591,016 (27% of net revenues), compared with general and administrative salaries and wages expenses of $463,108 (29% of net revenues) during the same quarter of 2007. The increase is primarily due to the inclusion of acquired companies for the entire quarter ended June 30, 2008.

Share-based compensation. During the three months ended June 30, 2008, the Company incurred $131,966 (6% of net revenue) in compensation expense related to share-based payment awards, compared with $190,942 (12% of net revenue) in share-based payment awards during the same quarter of 2007. The share-based compensation expense was less during the three months ended June 30, 2008 due to a reduction in the number of options outstanding.

General and administrative expenses. During the three months ended June 30, 2008, the Company incurred operating expenses, excluding compensation, of $1,103,667 (51% of net revenues), compared with operating expenses, excluding compensation, of $884,771 (55% of net revenue) during the same period of 2007, The increase is primarily due to the inclusion of acquired companies for the entire quarter ended June 30, 2008. Operating expenses are comprised primarily of professional fees, rent, and insurance.

Interest expense. During the three months ended June 30, 2008, the Company incurred interest expenses of $300,243, primarily related to the Series D Preferred Stock issued on March 28, 2008. During the same period in 2007, interest expense totaled $42,499, of which $22,623 was related to the Company’s credit facility with TD Banknorth and the remainder was related to the bridge offering promissory notes issued in October 2006.

Provision for income taxes. During the three months ended June 30, 2008 and June 30, 2007, the Company had income tax provisions for state income and franchise taxes of $4,509 and $9,944, respectively. No tax benefit has been provided due to the uncertainty in the utilization of losses incurred. Net operating losses may be carried forward for up to 20 years.

Other expenses - net. During the three months ended June 30, 2008 the Company incurred $2,216,005 in Other Expenses, primarily consisting of $2,218,228 accrued for the cost of stock to be issued due to the delayed filing of a registration statement on Form S-1. There were no Other Expenses for the three months ended June 30, 2007.

Net loss. Net loss for the three months ended June 30, 2008 was $3,200,231, or ($0.09) per share, primarily reflecting the Company’s operating loss of $680,926, $2,218,228 in accrued non-cash penalties for the delayed filing of a registration statement on Form S-1, and $131,966 of share based compensation expense. Net loss for the three months ended June 30, 2007 was $614,292 or ($.02) per share, reflecting primarily the effects of share based compensation and the impact of costs incurred to execute our business strategy.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net revenues. As noted previously, we completed the acquisition of our first two operating companies in May 2007. Revenues for the six months ended June 30, 2008 were $4,299,076, compared with $1,605,365 in the period from May 4, 2007 to June 30, 2007. The increase is primarily due to the inclusion of acquired companies for the entire six months ended June 30, 2008.

Cost of revenues. The cost of revenues for the six months ended June 30, 2008 were $2,250,571, compared with $658,794 during the same period of 2007. The increase is primarily due to the inclusion of acquired companies for the entire six months ended June 30, 2008. These costs consist of product purchases and other direct costs such as salaries, commissions, and distribution charges, and for 2007, include only the post-acquisition period. The Company’s gross profit margin was 48% during six months ended June 30, 2008, compared with 59% in the period from May 4, 2007 to June 30, 2007.

General and administrative salaries and wages. During the six months ended June 30, 2008, the Company incurred general and administrative salaries and wages expenses of $1,124,770 (26% of net revenues), compared with general and administrative salaries and wages expenses of $728,924 (45% of net revenues) during the same period of 2007. The increase is primarily due to the inclusion of acquired companies for the entire six months ended June 30, 2008.

Share-based compensation. During the six months ended June 30, 2008, the Company incurred $241,982 (6% of net revenue) in compensation expense related to share-based payment awards, compared with $870,594 (54% of net revenue) in share-based payment awards during the same quarter of 2007. The share-based compensation expense was less during the six months ended June 30, 2008 due to a reduction in the number of options outstanding.

General and administrative expenses. During the six months ended June 30, 2008, the Company incurred operating expenses, excluding compensation, of $2,076,117 (48% of net revenues), compared with operating expenses, excluding compensation, of $935,224 (58% of net revenue) during the same period of 2007. The increase is primarily due to the inclusion of acquired companies for the entire six months ended June 30, 2008. Operating expenses are comprised primarily of professional fees, rent, and insurance.

Interest expense. During the six months ended June 30, 2008, the Company incurred interest expenses of $344,356, primarily consisting of $296,112 related to the Series D Preferred Stock issued on March 28, 2008, and $26,097 related to the Company’s credit facility with TD Banknorth. During the same period in 2007, interest expense totaled $89,947, of which $22,623 was related to the Company’s credit facility with TD Banknorth and the remainder was related to the bridge offering promissory notes issued in October 2006.

Provision for income taxes. During the six months ended June 30, 2008 and June 30, 2007, the Company had income tax provisions for state income and franchise taxes of $12,270 and $19,061, respectively. No tax benefit has been provided due to the uncertainty in the utilization of losses incurred. Net operating losses may be carried forward for up to 20 years.

Other expenses – net. During the six months ended June 30, 2008 the Company incurred $2,213,725 in Other Expenses, primarily consisting of $2,218,228 accrued for the cost of stock to be issued due to the delayed filing of a registration statement on Form S-1. There were no Other Expenses for the six months ended June 30, 2007.

Net loss. Net loss for the six months ended June 30, 2008 was $3,960,737, or ($0.11) per share, primarily reflecting the Company’s operating loss of $1,394,364, $2,218,228 in accrued non-cash penalties for the delayed filing of a registration statement on Form S-1, and $241,982 of share based compensation expense. Net loss for the six months ended June 30, 2007 was $1,634,055 or ($.06) per share, reflecting primarily the effects of share based compensation and the impact of costs incurred to execute our business strategy.

Material Changes in Financial Condition, Liquidity and Capital Resources

As of June 30, 2008, the Company had cash of $322,248, a decrease of $238,127 from the balance of $560,375 at December 31, 2007, primarily a result of the Company’s issuing preferred stock for $2,000,000 offset by its net loss from operations during the six months ended June 30, 2008. There was a working capital deficit of $488,811 at June 30, 2008, reflecting the replacement financing received during the period and assets of the acquired companies (primarily accounts receivable and inventories), offset by accounts payable and accrued expenses. As of December 31, 2007, the Company’s working capital was $474,460, reflecting the amounts due on the Company’s Credit Agreement and accrued expenses.

Net cash used in operating activities was $778,575 for the six months ended June 30, 2008, primarily attributable to the net loss adjusted for non-cash expenses ($2,218,228 in penalties for late registration to be settled in warrants, stock based compensation expense of $241,982, depreciation and amortization of $263,831, and $257,535 accrued interest and fees related to discounted financing obligations), as well as increases accounts receivable of $133,364 and in inventory of $9,056. This was offset in part by increased accounts payable and accrued expenses of $328,388 and decreased prepaid expenses and other assets totaling $14,618. Net cash used in operating activities for the same period in 2007 was $1,066,495, primarily attributable to the net loss adjusted for noncash expenses (stock based compensation expense of $870,594, non cash interest expense of $47,448 and depreciation and amortization of $45,814), offset, in part, by a decrease in accounts payable and accrued expenses primarily from acquired companies of $285,425, and an increase in inventories of acquired companies of $48,606.

Net cash provided from investing activities during the six months ended June 30, 2008 was $269,422, primarily consisting of $275,231 from adjustments to the acquisitions of the two subsidiary companies, offset by $5,809 for capital expenditures. During the same period in 2007, investing activities used $3,424,173, primarily reflective of the Company’s two acquisitions in May 2007, and the acquired companies’ capital expenditures of $117,912.

Net cash provided by financing activities during the six months ended June 30, 2008 was $271,026, consisting primarily of $2,000,000 proceeds from the issuance of preferred stock. The Company used the proceeds from this financing to pay the approximately $1.6 million outstanding balance due TD Banknorth on April 1, 2008, and also paid a $100,000 note in full. During the same period of 2007, net cash provided by financing activities was $3,428,853, primarily representing proceeds from the issuance of preferred stock net of offering costs, offset by net payments in acquired company debt.

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

If we are to fully implement our business plan, we anticipate that our use of cash will be substantial for the foreseeable future, and will exceed our cash flow from operations during the next 12 months and thereafter, absent a significant increase in sales. To fully implement our business plan, over the next 12 months we anticipate that we will require investment capital for completing acquisitions we have identified. There can be no assurance that such capital or additional financing would be available in amounts and on terms acceptable to us, management believes that such financing would likely be available on acceptable terms. See Note 9 – Subsequent Events for information concerning the Company’s proposed acquisition by Medical Solutions Management Inc.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company and is not required to provide the information required by this item.

Item 4T. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an investigation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of June  30, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.        OTHER INFORMATION

Item 1. Legal Proceedings.

Other than as set forth below, the Company is not a party to any legal proceedings other than in the ordinary course of business which are not material its operations. A complaint was filed on October 29, 2007, with the U.S. Department of Labor (OSHA Complaint Number 2-2600-08-003), by a former employee of Ortho-Medical Products, Inc. who alleged his employment was terminated because he filed a safety complaint with OSHA in October 2007. The Company submitted a statement of position to the DOL on December 5, 2007 denying the material allegations of the complaint. The DOL has not issued a determination.

Item 1A. Risk Factors

The Company is a smaller reporting company and is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

All issuances of restricted securities by the Company during the six-month period ended June 30, 2008, were previously reported on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the first quarter of fiscal 2008.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits.

Set forth below is a list of the exhibits to this quarterly report on Form 10-Q.

Exhibit Number	Description

3.1	Amended and Restated By-Laws of the Registrant

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 8, 2008	Andover Medical, Inc.

By: /s/ Edwin A. Reilly
Edwin A. Reilly, Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2008	Andover Medical, Inc.

By: /s/ James A. Shanahan
James A. Shanahan, Chief Financial Officer
(Principal Financial Officer)

Andover Medical, Inc.

Quarterly Report on Form 10-Q
Quarter Ended June 30, 2008

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated By-Laws of the Registrant

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.