Form 10-K/A
period 2007-12-31
Andover Medical, Inc.
filed 2008-09-22
CIK 1339256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

(Amendment No. 3)

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

Documents Incorporate By Reference: None

ANDOVER MEDICAL, INC.

EXPLANATORY NOTE:

Andover Medical, Inc. (the “Company”) is filing this Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2007 to include language at the end of the evaluation of disclosure controls and procedures clarifying that our management determined that our disclosure controls and procedures were not effective as of December 31, 2007 due to an inadvertant failure to include Management’s Annual Report on Internal Control Over Financial Reporting required by Item 308T of Regulation S-K in the Company’s original Form 10-K filed on March 25, 2008.  Except as expressly set forth in this Form 10-K/A, Amendment No. 3, the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 has not been amended, updated or otherwise modified since Amendment No. 2.

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

PART II

Item 9A(T).                                 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer is responsible for establishing and maintaining disclosure controls and procedures for the Company.  The Company’s Chief Executive Officer and the Chief Financial Officer have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.  As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007 due to an inadvertant failure to include Management’s Annual Report on Internal Control Over Financial Reporting required by Item 308T of Regulation S-K in the Company’s original Form 10-K filed on March 25, 2008.  As of the date of this amended report, the Company has taken the following steps to address this issue:

1.     Before each report is filed, management of the company will review the SEC’s website, www.sec.gov , to determine what, if any, recent changes have occurred in the rules impacting the Company’s disclosure requirements; and

2.     During the report preparation process, management of the Company will discuss with its independent consultants who assist in the preparation of the reports and related financial statements whether they are aware of recent changes that have occurred in the rules impacting the Company’s disclosure requirements

Management’s Annual Report on Internal Control Over Financial Reporting

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

ANDOVER MEDICAL, INC.

September 22, 2008	By:	EDWIN A. REILLY

/s/ EDWIN A. REILLY
Chief Executive Officer

In accordance with the requirements of the Securities Act, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ EDWIN A. REILLY	Chairman of the Board and Chief Executive Officer
EDWIN A. REILLY	(Principal Executive Officer), and Chief Operating Officer	September 22, 2008

/s/ JAMES A. SHANAHAN	Chief Financial Officer (Principal Financial
JAMES A. SHANAHAN	and Accounting Officer) and Secretary	September 22, 2008

/s/ ROBERT G. COFFILL, JR.
ROBERT G. COFFILL, JR.	Director	September 22, 2008

/s/ MARSHALL S. STERMAN
MARSHALL S. STERMAN	Director	September 22, 2008

/s/ ROBERT A. BARON
ROBERT A. BARON	Director	September 22, 2008

INDEX TO EXHIBITS

Exhibit Number	Description	Reference
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith