Form 10-Q
period 2008-09-30
Andover Medical, Inc.
filed 2008-11-14
CIK 1339256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2008

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes:  ☐   No:   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  There were a total of 36,661,379 shares of the registrant’s common stock, par value $.001 per share, outstanding as of November 14, 2008 and no other classes of common stock.

Andover Medical, Inc.

Quarterly Report on Form 10-Q

Period Ended September 30, 2008

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

Andover Medical, Inc.

Condensed Consolidated Balance Sheet

	September 30,	December 31,
	2008	2007
		(audited)
ASSETS

Current assets:
Cash and cash equivalents	$670,570	$560,375
Accounts receivable, net of allowance for doubtful accounts of $1,192,066 and $1,230,842, respectively	2,585,671	2,367,813
Inventories	1,012,692	938,287
Prepaid expenses and other current assets	63,999	123,215
Total current assets	4,332,932	3,989,690

Property and equipment:
Property and equipment	1,530,488	1,549,779
Less accumulated depreciation	946,057	800,958
Total property and equipment, net	584,431	748,821

Other assets:
Goodwill	3,756,858	4,032,089
Intangible assets, net of accumulated amortization of $537,828 and $317,633, respectively	1,571,031	1,791,225
Deposits and other assets	196,184	133,019
Total other assets	5,524,073	5,956,333

Total assets	$10,441,436	$10,694,844

The accompanying notes are an integral part of these financial statements.

	September 30,	December 31,
	2008	2007
		(audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$835,478	$743,696
Accrued expenses	3,490,477	1,021,383
Current portion of long-term debt	42,917	145,393
Bank Loan	—	1,604,758
Total current liabilities	4,368,872	3,515,230

Long term liabilities:
Long-term debt, less current portion	33,104	78,263

Deferred items	61,858	49,670
Redeemable Convertible Series D and E Preferred stock $0.001 par value, 3,000 authorized, issued and outstanding, Net of Discount of $2,421,916	578,084	—
Total long-term liabilities	673,046	127,933

Total liabilities	$5,041,918	$3,643,163

Shareholders’ equity:
Preferred Stock (Series A and B), $.001 par value; 997,000 shares authorized, 7,216 and 7,813 outstanding, respectively	7	8
Common stock, $.001 par value; 300,000,000 shares authorized, 36,661,379 and 34,846,244 outstanding, respectively	36,661	34,846
Additional paid-in capital	23,530,382	20,108,921

Accumulated deficit	(18,167,532)	(13,092,094)
Total shareholders’ equity	5,399,518	7,051,681

Total liabilities and shareholders’ equity	$10,441,436	$10,694,844

The accompanying notes are an integral part of these financial statements.

Andover Medical, Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net Revenue	$2,080,607	$2,317,607	$6,379,683	$3,922,973
Costs of revenue	1,151,337	1,193,179	3,435,000	1,999,009
Gross profit	929,270	1,124,428	2,944,683	1,923,964
General and administrative salaries and wages	686,466	691,488	2,031,147	1,414,000
Share-based compensation	142,941	238,199	384,923	1,108,793
General and administrative expenses	824,891	772,973	2,648,005	1,567,557
Operating loss	(725,028)	(578,232)	(2,119,392)	(2,166,386)

Interest expense	(378,017)	(35,946)	(722,373)	(125,892)
Other income (expense)	17,282	(2,165,742)	(2,196,444)	(2,165,742)
Interest income	1,985	13,112	5,965	76,236
Loss before income tax expense	(1,083,778)	(2,766,808)	(5,032,244)	(4,381,784)

Provision (benefit) for income taxes	(7,428)	3	4,842	19,064
Net loss	$(1,076,350)	$(2,766,811)	$(5,037,086)	$(4,400,848)
Preferred dividend	13,126	500,000	38,352	4,437,825
Net loss available to common shareholders	$(1,089,476)	$(3,266,811)	$(5,075,438)	$(8,838,673)

Net loss per share:

Basic and diluted	$(0.03)	$(0.09)	$(0.14)	$(0.16)
Basic and diluted available to common shareholders	$(0.03)	$(0.11)	$(0.14)	$(0.33)

Weighted average number of common shares outstanding:
Basic and diluted	36,485,167	29,389,708	35,958,501	27,133,832

The accompanying notes are an integral part of these financial statements.

Andover Medical, Inc.

Condensed Consolidated Statement of Cash Flows

For the Nine Months Ended September 30,

(Unaudited)

	2008	2007
OPERATING ACTIVITIES:
Net loss	$(5,037,086)	$(4,400,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	389,072	117,833
Share based compensation	384,923	1,108,793
Stock issued for consulting expenses	—	50,000
Loss on sale of assets	11,040	—
Accrued interest and fees related to discounted financing obligations	578,084	47,448
Late registration penalties to be settled in warrants	2,218,228	—
Changes in operating assets and liabilities:
Accounts receivable, net	(188,197)	(19,227)
Inventory	(74,406)	(48,354)
Prepaid and other assets	(41,177)	(26,707)
Accounts payable and accruals	354,838	1,572,493
Net cash used in operating activities	(1,404,681)	(1,598,569)

INVESTING ACTIVITIES:
Purchase of property and equipment	(7,961)	(178,221)
Acquisitions	275,231	(3,347,833)
Net cash provided from / (used in) investing activities	267,270	(3,526,054)

FINANCING ACTIVITIES:
Proceeds / (Payments) on notes payable	(102,787)	(978,086)
Proceeds / (Payments) on bank line of credit	(1,604,758)	457,160
Proceeds / (Payments) on capital leases	(44,849)	91,199
Issuance of common stock	—	12,500
Issuance of preferred stock, net of offering costs	3,000,000	4,340,708
Net cash provided by financing activities	1,247,606	3,923,481

Net increase/(decrease) in cash and cash equivalents	110,195	(1,201,142)
Cash and cash equivalents at beginning of period	560,375	2,377,572
Cash and cash equivalents at end of period	$670,570	$1,176,430

Non-cash activities:
Stock issued for debt	$—	$52,532
Stock issued for acquisitions	$—	$3,045,000
Note issued for acquisition	$—	$100,000

Supplemental cash flow information:
Cash paid for interest	$51,795	$125,892
Cash paid for taxes	$35,228	$19,064

The accompanying notes are an integral part of these financial statements.

ANDOVER MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008

(UNAUDITED)

NOTE 1                  BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements as of and for the nine months ended September 30, 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement for the periods presented. The year-end consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Andover Medical, Inc. (the “registrant,” “the Company,” or “AMI”) and notes thereto included in the Annual Report on Form 10-K/A for the year ended December 31, 2007, filed by the Company with the SEC.

NOTE 2                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)          Principles of Consolidation

The interim condensed consolidated financial statements as of September 30, 2008, include the amounts of the Company and each of its wholly-owned subsidiaries. All inter-company accounts and balances have been eliminated in consolidation.

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

(C)           Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2008, there were no cash equivalents.

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

The reconciliation of Accounts Receivable is as follows:

Item	September 30, 2008	December 31, 2007
Accounts Receivable—Gross	3,777,737	3,598,655
Allowance for contractual sales adjustments	(1,001,524)	(1,119,332)
Allowance for Doubtful Accounts	(190,542)	(111,510)
Accounts Receivable—Net	2,585,671	2,367,813

(H)          Inventories

Inventories are stated using the lower of cost or market, using the first-in, first-out method.

(I)            Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the individual assets (three to seven years). Depreciation expense for the quarter ended September 30, 2008 was $50,785, and for year to date through September 30, 2008 was $161,311. The following table summarizes total Property and Equipment:

	September 30, 2008	December 31, 2007
Machinery & equipment	$848,063	$843,735
Computers & telephone equipment	310,649	315,305
Office furniture & equipment	229,616	252,279
Leasehold & building improvements	79,934	76,234
Vehicles	62,226	62,226
	$1,530,488	$1,549,779
Less accumulated depreciation	(946,057)	(800,958)
Net Property and Equipment	$584,431	$748,821

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

(K)          Loss per Share

The Company has adopted FAS 128, “Earnings per Share.”  Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Stock options were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. On a weighted average basis, the total potential dilutive stock options outstanding at September 30, 2008 were 6,750,109.

(L)           Business Segments

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments Of An Enterprise And Related Information” (FAS 131). Certain information is disclosed in accordance with FAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. For the period ending September 30, 2008 and currently, the Company operates in one segment, Durable Medical Equipment (“DME”).

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

September 30, 2008
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

A summary of the status of the Company’s fixed stock option plan as of September 30, 2008 and the changes during the period ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Options outstanding at December 31, 2007	4,715,000	$0.24	8.38	$225,000
Granted	2,170,000	$0.21	9.56	0
Exercised	—	—	—	—
Forfeited	—	$—	—	—
Options outstanding at September 30, 2008	6,885,000	$0.23	8.91	$225,000

Options exercisable at September 30, 2008	4,985,208	$0.22	8.91	$225,000

There were no stock options exercised during the nine months ended September 30, 2008.

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	September	Contractual	Exercise	September	Exercise
Prices	30, 2008	Term (years)	Price	30, 2008	Price
$0.00 - 0.06	2,500,000	7.92	$0.06	2,500,000	$0.06
$0.07 - 0.38	3,545,000	8.96	$0.20	1,943,750	$0.22
$0.39 - 0.67	840,000	8.60	$0.54	541,458	$0.57
Total	6,885,000	8.91	$0.23	4,985,208	$0.22

The following table summarizes the status of the Company’s non-vested options since inception:

	Non-vested Options
		Weighted Average
	Options	Fair Value
Non-vested at December 31, 2007	1,057,917	$0.47
Granted	2,170,000	$0.23
Vested	(1,328,125)	$0.50
Forfeited	—	$—
Non-vested at September 30, 2008	1,899,792	$0.24

The total fair value of options vested was $747,781 for the period ended September 30, 2008.  As of September 30, 2008, there was $563,335 of total unrecognized compensation cost related to non-vested stock options granted under the 2006 Plan.  That cost is expected to be recognized over a weighted average period of 1.2 years.

The Company follows the provisions of Financial Accounting Standards Board Statement (FAS) No. 123R, Share-Based Payment (FAS 123R), which require companies to measure and recognize compensation expense for all share-based payments at fair value. For the nine month period ended September 30, 2008, the Company recognized $384,923 in compensation expense related to stock options. The recognition of total stock-based compensation expense impacted basic and diluted net income per common share by less than $0.01 during the nine month period ended September 30, 2008. The Company calculates the fair value of stock options using the Black-Scholes model. The total value of the stock option awards is expensed ratably over the requisite service period of the employees receiving the awards.

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

(O)          Reclassifications

Certain amounts in prior periods’ consolidated financial statements presented have been reclassified to conform to the current year’s presentation. These reclassifications include for fiscal 2007, direct labor and related expenses in the one of the Company’s subsidiaries have been reclassified from “general and administrative salaries and wages” to “costs of revenue” to conform to the current year’s presentation.

NOTE 3                  BUSINESS ACQUISITIONS

On May 11, 2007, AMI’s wholly-owned subsidiary completed the acquisition of all the issued and outstanding capital stock of Rainier Surgical Incorporated (“RSI”).  Headquartered in Auburn, Washington, RSI specializes in the sales, service, distribution, and marketing of orthopedic DME.  Established in 1991, RSI is the largest stock and bill provider of orthopedic DME in the state of Washington.  Currently, RSI has approximately 38 trained and experienced staff members.  Through its stock and bill program, RSI successfully minimizes the overhead cost and expense physicians, clinics, hospitals, and surgery centers incur when prescribing and distributing orthopedic DME products to their patients. The audited net revenue for RSI during 2006 was $5.2 million. The aggregate purchase price paid was $3,835,000, subject to post-closing adjustments and an escrow, consisting of $2,675,000 in cash, an aggregate of 1,472,995 shares of AMI’s common stock valued at $900,000, and acquisition costs of approximately $260,000. In June 2008, the post-closing adjustments were finalized, reducing the purchase price approximately $269,000 to a net aggregate purchase price of $3,566,871.

On May 4, 2007, AMI’s wholly owned subsidiary completed the acquisition of 100% of the outstanding capital stock of Ortho Medical Products, Inc. (“OMI”) through a merger, with OMI as the surviving entity. OMI is a full-service company specializing in procedure specific orthopedic DME, respiratory equipment, and orthotics and prosthetics.  Founded in 1982, it focuses on servicing the needs of patients in the Tri-State New York Region; specifically, the five boroughs of New York City, Nassau, Suffolk, and Westchester Counties, Northern New Jersey, Upper New York State, and the State of Connecticut. With three locations in New York, OMI has approximately 22 employees who work to make this network available to Case Managers, Preferred Provider Organizations and Health Maintenance Organizations.  OMI has contracted with approximately 50 health insurance payers, plus Medicare and Medicaid. The audited financial performance of OMI for the year ended December 31, 2006 reflected net sales of approximately $3.2 million. The aggregate purchase price paid, subject to post-closing adjustments and an escrow, was $2,579,000, consisting of $134,000 in cash, a promissory note to the sellers in the amount of $100,000 which was paid in May 2008, an aggregate of 3,300,000 shares of AMI common stock valued at $2,145,000, and acquisition costs of approximately $200,000. There were no further post-closing adjustments.

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

The amount of goodwill as of September 30, 2008, includes $2,636,670 from the RSI acquisition and $1,120,188 related to the OMI acquisition. Goodwill arising from both acquisitions reflects purchase price factors such as their unique position in their market and their geographic position in the Company’s development of a nationwide DME distribution network. The goodwill reported for these acquisitions reflects AMI’s purchase price allocation and is subject to changes due to returns of escrows.

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

The components of acquired identifiable intangible assets as of September 30, 2008 are as follows:

Health insurance contracts, net of accumulated amortization of $118,072	1,382,141
Non-competition agreements, net of accumulated amortization of $419,756	188,890
1,571,031

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

NOTE 5                  LONG TERM LIABILITIES

Long term liabilities consist of the following:

Series D Convertible Preferred Stock, net of discount of $1,490,409	$509,591
Series E Convertible Preferred Stock, net of discount of $931,507	68,493
Deferred item	61,858
Capital leases	76,021
Less current portion of long term debt	(42,917)
$673,046

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

NOTE 6                  STOCKHOLDERS’ EQUITY

Share-Based Compensation

In accordance with FAS 123R, for the quarter ended September 30, 2008, $142,941, and for the nine months ended September 30, 2008, $384,923 of share-based compensation expense was recorded as an increase to additional paid in capital for share-based payment awards made to the Company’s employees and directors, based on the estimated fair values of stock options vesting during the periods.

Preferred Stock

The Company’s Certificate of Incorporation authorizes the issuance of 1 million shares of $.001 par value preferred stock. The Company’s board of directors (the “Board of Directors”) has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

On August 11, 2008, the Company completed the sale of an aggregate of 1,000 Units at a price of $1,000 per Unit to one existing institutional investor, for a total offering price of $1,000,000 (the “Series E Offering”).  Each Unit consists of one share of Series E Convertible Preferred Stock of the Company (“Series E Preferred Stock”), convertible at the holder’s option into 2,857 shares of common stock, $.001 par value at $0.35 per share, or an aggregate of 2,857,143 shares of common stock (the “Underlying Common Stock”).  The Series E Preferred Stock entitles the holders to cash dividends of 8% per annum on the face value of $1,000 per share.  The holders of a majority of the Series E Preferred Stock shall be entitled to nominate and elect a majority of the Company’s Board of Directors until 50% of the Series E Preferred Stock has been converted into common stock.  The Series E Preferred Stock ranks on parity with the outstanding Series A and B Preferred Stock.

The Conversion Price of the Series E Preferred Stock, as well as the exercise price of the Class F, G, and H Warrants, described below, are subject to “full ratchet” anti-dilution protection, subject to certain exemptions including the issuance of shares or options to the Company’s management not to exceed 10% of the shares of common stock outstanding on a partially diluted basis including shares underlying then outstanding Preferred Stock.

For every share of Underlying Common Stock issuable, the Company issued to the holders of Series E Preferred Stock one of each Class F, Class G and Class H Common Stock Purchase Warrants.  Class F Common Stock Purchase Warrants provided for the purchase three shares of common stock or an aggregate of 8,571,429 shares exercisable for a period of ten years expiring August 11, 2018 at a price of $0.35 per share.  Class G Common Stock Purchase Warrants provided for the purchase one share of common stock or an aggregate of 2,857,143 shares exercisable for a period of ten years expiring August 11, 2018 at a price of $0.40 per share.  Class H Common Stock Purchase Warrants provided for the purchase one share of common stock or an aggregate of 2,857,143 shares exercisable for a period of ten years expiring August 11, 2018 at a price of $0.45 per share.

The holder of Preferred Stock has the option on August 11, 2010, to either convert its shares into common stock or redeem each share at face value plus all accrued and unpaid dividends.  The holders of the Series E Preferred Stock entered into a Security Agreement with the Company and have a lien on all of the Company’s properties and assets.   In accordance with Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”) the Series E Preferred Stock is recorded as a Long Term Debt as of September 30, 2008.  The maximum amount the Company would have to pay upon redemption would be approximately $1.2 million.  In accordance with EITF 00-27, a portion of the proceeds were allocated to each class of warrants based on their relative fair value, which totaled $643,476 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $356,524 to the Series E preferred shares based upon the difference between the conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. Both the fair value of the warrants (Classes F, G and H) and the beneficial conversion feature were recorded as a discount to the debt obligation.  The discount will be amortized as interest expense for a two year period through the redemption date.

On March 28, 2008, the Company completed the sale of an aggregate of 2,000 Units at a price of $1,000 per Unit to one existing institutional investor, for a total offering price of $2,000,000 (the “Series D Offering”).  Each Unit consists of one share of Series D Convertible Preferred Stock of the Company (“Series D Preferred Stock”), convertible at the holder’s option into 2,857 shares of common stock, $.001 par value at $0.35 per share, or an aggregate of 5,714,000 shares of common stock (the “Underlying Common Stock”).  The Series D Preferred Stock

entitles the holders to cash dividends of 8% per annum on the face value of $1,000 per share.  The holders of a majority of the Series D Preferred Stock shall be entitled to nominate and elect a majority of the Company’s Board of Directors until 50% of the Series D Preferred Stock has been converted into common stock.  The Series D Preferred Stock ranks on parity with the outstanding Series A and B Preferred Stock. The Series C Preferred Stock was deauthorized.

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

On May 8, 2007 and September 11, 2007, the Company closed an additional portion of its private financing of 44 Units in total of the Company’s securities, representing $2,200,000 principal amount of 6% Series B Convertible Preferred Stock at $50,000 face value per Unit. Each Unit is convertible at $.35 per share into 142,850 shares of Common Stock and Class C Warrants exercisable for five years at $.35 per share to purchase 142,850 shares of Common Stock, plus Class D Warrants exercisable for five years at $.35 per share to purchase 142,850 shares of Common Stock. The Preferred Stock is subject to forced conversion if the Common Stock trades above certain target levels. In accordance with EITF 00-27, a portion of the proceeds were allocated to each class of warrants based on their relative fair value, which totaled $2,484,357 using the Black Scholes option pricing model. Further, the Company attributed beneficial conversion features totaling $663,354 to the Series B preferred shares based upon the difference between the conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. Both the fair value of the warrants (Series C and D) and the beneficial conversion feature were recorded as a dividend totaling $2,200,000. These dividends were recorded as a reduction of retained earnings and an increase to additional paid-in capital.  Under the registration rights agreement, if the Company is unsuccessful in filing a registration statement within 30 days of closing the financing or does not have an effective registration within six (6) months from the December 19, 2007 effective date of the Company’s latest registration statement, the Company shall pay a penalty equal to doubling the number of shares of Common Stock issuable upon exercise of Class C and Class D Warrants, a total of an additional 12,571,428 shares. The company used the Black Scholes option pricing model to calculate the fair value of the additional Class C and Class D Warrants. As of September 30, 2008, the Company has accrued $2,218,288 in penalties, under the registration rights agreement, as it has been determined that it did not have an effective registration statement in advance of the deadline.

Common Stock

The Company’s Certificate of Incorporation, as amended, authorizes the issuance of 300 million shares of common stock, par value $.001 per share, without cumulative voting rights and without preemptive rights.

The rollforward of the Company’s stockholders’ equity section for the nine months ended September 30, 2008 is as follows:

		$ 0.001 Par Value		$ 0.001 Par Value	Additional
	Preferred	Preferred	Common	Common	Paid-in	Retained
Item	Shares	Stock	Shares	Stock	Capital	Earnings	Total
Balance @ 12/31/07	7,813	8	34,846,224	34,846	20,108,921	(13,092,094)	7,051,681

AMI Net loss for 1/1/08 – 9/30/08						(5,037,086)	(5,037,086)
Amortize Stock Options 1/1/08 – 9/30/08					384,923		384,923

Discount on Beneficial Conversion Feature of Series D Preferred Stock					2,000,000		2,000,000

Discount on Beneficial Conversion Feature of Series E Preferred Stock					1,000,000		1,000,000

Conversion of Series A Preferred Stock into Common Stock	(597)	(1)	1,705,640	1,706	(1,705)		0

Dividend on Series A Preferred Stock converted into Common stock			109,515	109	38,243	(38,352)	0

Balance @ 9/30/08	7,216	7	36,661,379	36,661	23,530,382	(18,167,532)	5,399,518

NOTE 7                  GOING CONCERN

The Company has generated $12,579,222 in revenue, but has incurred a cumulative net loss of $11,302,208 and cumulative negative cash flows from operating activities of $3,816,978 since inception. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the performance of recently acquired operating businesses and the continued acquisition of operating businesses. In particular, the Company expects to raise capital, seek additional financing, or seek merger partners. While there can be no assurance that such potential mergers, capital or additional financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms.  The Company’s current status regarding its financing arrangements is described in Notes 5 and 6 of the Notes to Condensed Consolidated Financial Statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report that are not historical or current facts may constitute “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those predicated in any such forward-looking statements include: our proposed acquisition by MSMT and the successful integration of each company; our ability to raise funds; our business strategies and future plans of operations; our ability to continue to lower our costs; our timely development and customers’ acceptance of our products; rapid technological changes in the industry; our ability to attract and retain qualified personnel; our ability to identify and successfully consummate future acquisitions; general economic conditions in the United States as well as the economic conditions affecting the industry in which we operate; the amount of sales of our products and services; our current operating losses; and the competitive environment within the industry in which we compete. Such forward-looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms “may,” “will,” “potential,” “opportunity,” “believes,” “expects,” “intends,” “estimates,” “anticipates” or “plans” to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company’s reports and registration statements filed with the SEC.

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

Results of Operations:

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net revenues.  Revenues for the quarter ended September 30, 2008 were $2,080,607 compared with $2,317,607 in the three months ended September 30, 2007. The decrease is primarily due to eliminating subsidiaries’ less profitable sales territories.

Costs of revenues. The costs of revenues for the three months ended September 30, 2008 were $1,151,337, compared with $1,193,179 for the three months ended September 30, 2007. These costs consist of product purchases and other direct costs such as salaries, commissions, and distribution charges.  The decrease is primarily due to eliminating subsidiaries’ less profitable sales territories, which is expected to improve the Company’s gross profit margin in the future. The Company’s gross profit margin was 44.7% for the quarter ended September 30, 2008, and 48.5% in the three month period ended September 30, 2007.

General and administrative salaries and wages. During the three months ended September 30, 2008, the Company incurred general and administrative salaries and wages expenses of $686,466 (33.0% of net revenues), compared with general and administrative salaries and wages expenses of $691,488 (29.8% of net revenues) during the same quarter of 2007.

Share-based compensation. During the three months ended September 30, 2008, the Company incurred $142,941 (6.9% of net revenue) in compensation expense related to share-based payment awards, compared with $238,199 (10.3% of net revenue) in share-based payment awards during the same quarter of 2007. The share-based compensation expense was less during the three months ended September 30, 2008 due to the number of options fully vested in prior years.

General and administrative expenses. During the three months ended September 30, 2008, the Company incurred operating expenses, excluding compensation, of $824,891 (39.6% of net revenues), compared with operating expenses, excluding compensation, of $772,973 (33.4% of net revenue) during the same period of 2007. The increase is primarily due to intangible asset amortization expense from acquired companies in the quarter ended September 30, 2008, which represents 3.3% of net revenues. In addition to depreciation and amortization, operating expenses are comprised primarily of professional fees, rent, and insurance.

Interest expense. During the three months ended September 30, 2008, the Company incurred interest expenses of $378,017, primarily related to the Series D and Series E Preferred Stock issued during 2008. During the same period in 2007, interest expense totaled $35,946, primarily due to interest on the Company’s credit facility with TD Banknorth.

Provision for income taxes. During the three months ended September 30, 2008 and September 30, 2007, the Company had income tax benefit for state income and franchise taxes of $7,428 and provision of $3, respectively. The state tax benefit is due to refunds received during the three month period ended September 30, 2008.  No federal income tax benefit has been provided due to the uncertainty in the utilization of losses incurred. Net operating losses may be carried forward for up to 20 years.

Other income/expenses - net. During the three months ended September 30, 2008 the Company incurred $17,282 in Other Income, primarily from miscellaneous income. Other Expense for the three months ended September 30, 2007 totaled $2,165,742 and was primarily attributable to legal settlement and penalties associated with the delayed effectiveness of the Company’s registration statement.

Net loss. Net loss for the three months ended September 30, 2008 was $1,076,350, or ($0.03) per share, primarily reflecting the Company’s operating loss of $725,020 and $378,017 of interest expense. Net loss for the three months ended September 30, 2007 was $2,766,811 or ($.09) per share, reflecting primarily the $2,000,000 in Other Expenses for the legal settlement, $165,742 in non-cash penalties as the Registration Statement on Form SB-2 has not yet been deemed effective, plus the effects of share based compensation, and the impact of costs incurred to execute our business strategy.

Nine months Ended September 30, 2008 Compared to Nine months Ended September 30, 2007

Net revenues. As noted previously, we completed the acquisition of our first two operating companies in May 2007. Revenues for the nine months ended September 30, 2008 were $6,379,683, compared with $3,922,973 in the period from May 4, 2007 to September 30, 2007. The increase is primarily due to the inclusion of acquired companies for the entire nine months ended September 30, 2008.

Costs of revenues. The costs of revenues for the nine months ended September 30, 2008 were $3,435,000, compared with $1,999,009 during the same period of 2007. The increase is primarily due to the inclusion of acquired companies for the entire nine months ended September 30, 2008. These costs consist of product purchases and other direct costs such as salaries, commissions, and distribution charges, and for 2007, include only the post-acquisition period. The Company’s gross profit margin was 46.1% during nine months ended September 30, 2008, compared with 49.0% in the period from May 4, 2007 to September 30, 2007.

General and administrative salaries and wages. During the nine months ended September 30, 2008, the Company incurred general and administrative salaries and wages expenses of $2,031,147 (31.8% of net revenues), compared with general and administrative salaries and wages expenses of $1,414,000 (36.0% of net revenues) during the same period of 2007. The increase is primarily due to the inclusion of acquired companies for the entire nine months ended September 30, 2008.

Share-based compensation. During the nine months ended September 30, 2008, the Company incurred $384,923 (6.0% of net revenue) in compensation expense related to share-based payment awards, compared with $1,108,793 (28.3% of net revenue) in share-based payment awards during the same period of 2007. The share-based compensation expense was less during the nine months ended September 30, 2008 due to the increased number of full vested options outstanding.

General and administrative expenses. During the nine months ended September 30, 2008, the Company incurred operating expenses, excluding compensation, of $2,648,005 (41.5% of net revenues), compared with operating expenses, excluding compensation, of $1,567,557 (40.0% of net revenue) during the same period of 2007. The increase is primarily due to the inclusion of acquired companies for the entire nine months ended September 30, 2008. Operating expenses are comprised primarily of professional fees, rent, depreciation and amortization and insurance.

Interest expense. During the nine months ended September 30, 2008, the Company incurred interest expenses of $722,373, primarily consisting of $670,575 related to the Series D and Series E Preferred Stock issued during 2008, and $26,097 related to the Company’s credit facility with TD Banknorth. During the same period in 2007, interest expense totaled $125,892, of which $57,724 was related to the Company’s credit facility with TD Banknorth and $47,488 was related to the bridge offering promissory notes issued in October 2006.

Provision for income taxes. During the nine months ended September 30, 2008 and September 30, 2007, the Company had income tax provisions for state income and franchise taxes of $4,842 and $19,064, respectively. No federal income tax benefit has been provided due to the uncertainty in the utilization of losses incurred. Net operating losses may be carried forward for up to 20 years.

Other expenses – net. During the nine months ended September 30, 2008 the Company incurred $2,196,444 in Other Expenses, primarily consisting of $2,218,228 accrued for the cost of stock to be issued due to the delayed filing of a registration statement on Form S-1. Other Expenses for the nine months ended September 30, 2007 totaled $2,165,742 and was primarily attributable to legal settlement and penalties associated with the delayed effectiveness of the Company’s registration statement.

Net loss. Net loss for the nine months ended September 30, 2008 was $5,037,086, or ($0.14) per share, primarily reflecting the Company’s operating loss of $2,119,392, $2,207,484 in accrued non-cash penalties for the delayed filing of a registration statement on Form S-1, and $722,373 of interest expense. Net loss for the nine months ended September 30, 2007 was $4,400,848 or ($.16) per share, reflecting primarily $2,000,000 in Other Expenses accrual for the legal settlement, $165,742 in non-cash penalties as the Registration statement SEC Form S-1 has not yet been declared effective, plus the effects of share based compensation, and the impact of costs incurred to execute our business strategy.   On November 4, 2008, the Company withdrew its registration statement from the SEC, in view of the Company’s pending acquisition by MSMT and the resulting complexity in complying with SEC disclosure requirements.

Material Changes in Financial Condition, Liquidity and Capital Resources

As of September 30, 2008, the Company had cash of $670,570, an increase of $110,195 from the balance of $560,375 at December 31, 2007, primarily a result of the Company’s issuing preferred stock for $3,000,000 offset by payment in full of the Company’s bank line of credit obligation of $1,604,758, and its net cash used in operations during the nine months ended September 30, 2008. There was a working capital deficit of $35,940 at September 30, 2008, reflecting the replacement financing received during the period and assets of the acquired companies (primarily accounts receivable and inventories), offset by accounts payable and accrued expenses. As of December 31, 2007, the Company’s working capital was $474,460, reflecting the amounts due on the Company’s Credit Agreement and accrued expenses.

Net cash used in operating activities was $1,404,681 for the nine months ended September 30, 2008, primarily attributable to the net loss adjusted for non-cash expenses ($2,218,228 in penalties for late registration to be settled in warrants, stock based compensation expense of $384,923, depreciation and amortization of $389,072, and $578,084 accrued interest and fees related to discounted financing obligations), as well as increases in accounts receivable of $188,197, in inventory of $74,406, and in prepaid expenses and other assets of $41,177. This was offset, in part, by increased accounts payable and accrued expenses of $354,838.  For the nine months ended September 30, 2007, net cash used in operating activities was $1,598,569, primarily attributable to the net loss adjusted for non-cash expenses (stock based compensation expense of $1,108,793 and depreciation and amortization of $117,833), a decrease in accounts payable and accrued expenses of $1,572,493 primarily resulting from decreased accounts payable from acquired companies of $332,058, offset by $2,000,000 in Other Expenses accrued for the legal settlement, and $165,742 in non-cash penalties as the Registration Statement on Form SB-2 has not yet been deemed effective. However, the majority of the settlement is expected to be payable as non-cash expenses, primarily as stock transactions.

Net cash provided from investing activities during the nine months ended September 30, 2008 was $267,270, primarily consisting of $275,231 from adjustments to the acquisitions of the two subsidiary companies, offset by $7,961 for capital expenditures. During the same period in 2007, investing activities used $3,526,054, primarily reflective of the Company’s two acquisitions in May 2007, and the acquired companies’ capital expenditures of $178,221.

Net cash provided by financing activities during the nine months ended September 30, 2008 was $1,247,606, consisting primarily of $3,000,000 proceeds from the issuance of preferred stock. The Company used the proceeds from this financing to pay the approximately $1.6 million outstanding balance due TD Banknorth on April 1, 2008, and also paid a $100,000 note in full. During the same period of 2007, net cash provided by financing activities was $3,923,481, primarily representing proceeds from the issuance of preferred stock net of offering costs, offset by net payments in acquired company debt.

In addition, the Company needs additional capital to cover ongoing operating expenses. We estimate that we may require up to $75,000 per month through the first six months of 2009. These factors raise substantial doubt about our ability to execute our business plan. The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the acquisition of operating businesses. In particular, the Company expects to raise capital or seek additional financing. While there can be no assurance that such capital or additional financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  In our evaluation of disclosure controls and procedures as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were not effective as of December 31, 2007 due to an inadvertent failure to include Management’s Annual Report on Internal Control Over Financial Reporting required by Item 308T of Regulation S-K in the Company’s original Form 10-K filed on March 25, 2008.  We have, since that time, taken the following steps to address this issue:

1.        Before each report is filed, management of the company reviews the SEC’s website, www.sec.gov , to determine what, if any, recent changes have occurred in the rules impacting the Company’s disclosure requirements; and

2.        During the report preparation process, management of the Company discusses with its independent consultants who assist in the preparation of the reports and related financial statements whether they are aware of recent changes that have occurred in the rules impacting the Company’s disclosure requirements

As of September 30, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

All issuances of restricted securities by the Company during the six-month period ended September 30, 2008, were previously reported on Form 8-K.

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

Dated: November 14 , 2008	Andover Medical, Inc.

By: /s/ Edwin A. Reilly
Edwin A. Reilly, Chief Executive Officer
(Principal Executive Officer)

Dated: November 14 , 2008	Andover Medical, Inc.

By: /s/ James A. Shanahan
James A. Shanahan, Chief Financial Officer
(Principal Financial Officer)

Andover Medical, Inc.

Quarterly Report on Form 10-Q

Quarter Ended September 30, 2008

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