Form 10-Q
period 2013-09-30
Hot Mamas Foods, Inc.
filed 2013-11-19
CIK 1339256

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-54976

HOT MAMA’S FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0459931
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

134 Avocado Street
Springfield, MA 01104
(Address of principal executive offices)

(413) 737-6572
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 18, 2013, there were 22,698,540 shares outstanding of the registrant’s common stock.

  HOT MAMA’S FOODS, INC.

HOT MAMA’S FOODS, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$23	$328
Accounts receivable, net of allowance of $35	1,995	1,204
Inventories	1,575	1,339
Prepaid expenses and other current assets	125	38
Deferred tax assets	785	87
Total current assets	4,503	2,996

Property, plant and equipment, net	4,280	3,556
Intangibles, net	81	68
Other assets	14	14

Total assets	$8,878	$6,634

LIABILITIES AND EQUITY

Current liabilities:
Bank line of credit	$880	$789
Bank overdraft	853	-
Accounts payable	1,260	811
Accrued expenses	495	240
Capital leases – current portion	32	104
Notes payable – other - current portion	601	689
Note payable – related party - current portion	105	100
Mortgage payable – current portion	40	40
Total current liabilities	4,266	2,773

Capital leases	8	17
Notes payable – other	597	602
Mortgage payable	1,142	1,153
Deferred tax liability	357	292

Total liabilities	6,370	4,837

Commitments and contingencies

Equity:
Hot Mama’s Foods, Inc. stockholders’ equity
Preferred stock, $1,000 face value, $0.001 par value, 1,000,000 shares authorized Series A 6% convertible preferred stock, $0.001 par value, 44,623 and 38,330 shares issued and outstanding at September 30, 2013 and December 31, 2012	-	-
Common stock, 100,000,000 shares authorized, $0.001 par value, 21,761,040 and 18,512,203 shares issued and outstanding at September 30, 2013 and December 31, 2012	22	19
Additional paid-in capital	2,402	529
Accumulated deficit/retained earnings	(144)	988
Total Hot Mama’s Foods, Inc. stockholders’ equity	2,280	1,536

Non-controlling interest	228	261

Total equity	2,508	1,797

Total liabilities and equity	$8,878	$6,634

The accompanying notes are an integral part of the condensed consolidated financial statements.

HOT MAMA’S FOODS, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	Sept.30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012

Net revenues	$8,978	$7,863	$25,668	$21,915

Cost of goods sold	7,640	6,455	21,813	18,098

Gross profit	1,338	1,408	3,855	3,817

Operating expenses:
Selling, general and administrative expenses (including share based compensation of $1,626
for the three and nine months ended September 30, 2013)	2,869	1,055	5,474	3,121
Restructuring charge	29	-	79	-

Total operating expenses	2,898	1,055	5,553	3,121

Income (loss) from operations	(1,560)	353	(1,698)	696

Other income (expense):
Interest expense	(40)	(32)	(119)	(101)
Gain on sale of fixed assets	-	-	19	-
Total other expense	(40)	(32)	(100)	(101)

Income (loss) before income taxes	(1,600)	321	(1,798)	595

Provision (benefit) for income taxes	(564)	127	(633)	235

Net income (loss)	(1,036)	194	(1,165)	360

Net income (loss) attributable to non-controlling interest	(11)	2	(33)	7

Net income (loss) attributable to Hot Mama’s Foods, Inc.	$(1,025)	$192	$(1,132)	$353

Basic income (loss) per common share	$(0.05)	$0.01	$(0.06)	$0.02
Diluted income (loss) per common share	$(0.05)	$0.01	$(0.06)	$0.02

Weighted Average Shares:
Basic	20,812	18,512	19,287	18,512
Diluted	20,812	18,512	19,287	18,512

The accompanying notes are an integral part of the condensed consolidated financial statements.

HOT MAMA’S FOODS, INC.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
 (In thousands, except share amounts)

	Series A Preferred		Common Stock		Additional	Retained Earnings	Total Hot Mama's Foods, Inc.
	# of Shares Issued	Amount	# of Shares Issued	Amount	Paid In Capital	(Accumulated Deficit)	Stockholders Equity	Non-controlling interest	Total Equity

December 31, 2012	38,330	$-	18,512,203	$19	$529	$988	$1,536	$261	$1,797

Asset purchase of Andover Medical	4,016	-	1,940,493	2	248	-	250	-	250

Share based compensation	2,277		1,308,344	1	1,625		1,626		1,626

Net loss for the period	-	-	-	-	-	(1,132)	(1,132)	(33)	(1,165)

September 30, 2013	44,623	$-	21,760,040	$22	$2,402	$(144)	$2,280	$228	$2,508

The accompanying notes are an integral part of the condensed consolidated financial statements.

HOT MAMA’S FOODS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	For the nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(1,165)	$360
Adjustments to reconcile net loss to net cash Provided by operating activities:
Allowance for doubtful accounts	35	-
Depreciation and amortization	473	383
Share based compensation expense	1,626	-
Deferred income taxes	(633)	235
Gain on sale of fixed assets	19	-
Interest expense – related party	5	-
Changes in assets and liabilities:
Accounts receivable	(826)	(786)
Inventories	(236)	(459)
Prepaid expenses and other current assets	(87)	(57)
Other assets	-	(14)
Accounts payable	449	762
Bank overdraft	853	119
Accrued expenses	255	304
Net cash provided by operating activities	768	847

Cash flows from investing activities:
Proceeds from sale of fixed asset	31	-
Acquisition of equipment	(1,230)	(704)
Net cash used in investing activities	(1,199)	(704)

Cash flows from financing activities:
Activity in line of credit, net	91	(81)
Repayment of capitalized lease obligations	(81)	(150)
Repayment of notes payable - other	(215)	(951)
Proceeds from issuance of notes payable -other	122	1,085
Proceeds from issuance of mortgage, net of deferred financing costs	517	-
Repayment of mortgage payable	(530)	-
Principal payments of mortgage payable	(28)	(27)
Proceeds from cash proceeds associated with reverse merger	250	-
Net cash provided by (used in) financing activities	126	(124)

Net (decrease) increase in cash	(305)	19
Cash, beginning of period	328	-
Cash, end of period	$23	$19

Supplemental cash flow information:
Taxes paid	$-	$-
Interest paid	$116	$101

Noncash investing and financing transactions:
Par value of common stock issued to stockholders of Andover Medical	$2	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

HOT MAMA’S FOODS, INC.

Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
(Unaudited)

1.	Business and Organization

Business and Organization

Hot Mama’s Foods was formed as a sole-proprietorship in Amherst, Massachusetts, in 1984 as a maker of a variety of fresh salsa recipes, distributed directly to small local retailers by its owner-operator. The company was maintained as a sole-proprietorship until its incorporation on January 29, 1999 as a C corporation under the name Lansal, Inc. (“Lansal”) under the laws of the Commonwealth of Massachusetts. On July 26, 2013, the Company completed a Merger Agreement with Andover Medical, Inc. (“Andover”), a corporation organized under the laws of the State of Delaware on September 9, 2005.

Hot Mama’s Foods manufactures and packages natural and organic food products for retail sale, private label, and food service operations. Among these products are salsa, hummus, dips, and sauces. Customers are located throughout the United States, but our customers distribute our product primarily east of the Mississippi. The Company has manufacturing facilities located in Springfield, Massachusetts, and Elk Grove Village, Illinois.

Typically, we are broadly affected by the occurrence of holidays and increased entertaining that occurs in the summer months.  The Company’s operations do not shut down for extended periods of time or engage in large seasonal layoffs or staff reductions due to seasonal factors.  The Company’s business cycle typically has a mild peak in June and July, and a second mild peak that precedes the Thanksgiving and Christmas holidays.

Reverse Merger with Andover Medical

On April 4, 2013, the Company entered into a Merger Agreement (the “Merger Agreement”) by and among: (i) Lansal, Inc. (“Lansal”); (ii) the Company (under its former name, “Andover Medical, Inc.”); (iii) Hot Mama’s Acquisition Corp. (“Merger-Sub”, a wholly-owned subsidiary of the Company); and (iv) Matthew Morse (“Morse”), then the sole shareholder of Lansal.  The Merger Agreement closed on July 26, 2013 (the “Closing”).  Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Lansal and Lansal became a wholly owned subsidiary of the Company, and Merger Sub ceased to exist as a separate entity.  In addition, Morse was issued 85.9% (and his designees were issued 5.1%) of the common stock, warrants, and preferred stock of the Company, and became the CEO and Chairman of the Board of Directors of the Company.  In connection with the Closing, the Company effected a 1-for-39 reverse stock split, with fractional shares being rounded up to the nearest whole share, and it amended the Certificate of Designation of its Series A Preferred Shares to increase the number of Series A Preferred Shares from 4,016 to 44,623.

Prior to the Closing and its acquisition of Lansal, the Company had no operations.  Lansal was an active business, and operated under the name “Hot Mama’s Foods.”  When the Company acquired Lansal, it assumed the business and operations of Lansal.  The operations of the Company after the Closing are substantially the same as the operations of Lansal before the Closing.  In connection with the Closing, On July 29, 2013, the Company changed its name from “Andover Medical, Inc.” to “Hot Mama’s Foods, Inc.”

As a result of the reverse merger there was a change in capital structure which required retroactive treatment effective for all of the periods presented.  The re-capitalization of equity resulted in amounts presented for par value for common and preferred stock and corresponding adjustments to additional paid-in capital.   No amounts were recorded in the statement of operations as a result of this transaction.

HOT MAMA’S FOODS, INC.

Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
(Unaudited)

2.                   Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Hot Mama’s Foods, Inc. (the “Company”) as of September 30, 2013, the results of operations for the three and nine months ended September 30, 2013 and September 30, 2012, and statements of cash flows for the nine months ended September 30, 2013 and September 30, 2012.  These results are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the Company’s accounts as well as those of a certain  variable interest entity (“VIE”)  for which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated.

The December 31, 2012 balance sheet included herein was derived from the audited financial statements included in the Company’s Form 10 last filed with the SEC on November 15, 2013.  Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Form 10 for the year ended December 31, 2012.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Non-controlling Interests

The Company presents non-controlling interests as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest will be accounted for as equity transactions, and upon a loss of control, retained ownership interest will be re-measured at fair value, with any gain or loss recognized in earnings.

Income and losses attributable to the non-controlling interests associated with BML Holdings, LLC are presented separately in the Company’s basic financial statements.

Revenue Recognition:

The Company recognizes revenue when the product’s title and risk of loss transfers to the Company based upon shipping terms.
The policy meets the four following criteria (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the seller’s price to the buyer is fixed and determinable and (iv) collectability is reasonably assured.  The Company’s sales policy is to require customers to provide orders with the agreed upon selling prices and shipping terms.   The Company evaluates the credit risk of each customer and establishes an allowance of doubtful accounts for any credit risk.   Sales returns and allowances are estimated upon shipment and based upon historical experience is nil.

HOT MAMA’S FOODS, INC.

Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
(Unaudited)

2.                   Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments:

The Company adopted the provisions of the accounting pronouncement which defines fair value, establishes a framework for measuring fair value and enhances fair value measurement disclosure. Under the provisions of the pronouncement, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

U.S. GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use on unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The Company’s current financial assets and liabilities approximate fair value due to their short term nature and include cash, accounts receivable, accounts payable capital leases and line of credit.  Notes and mortgages payable approximate fair value as the terms and interest rates they are carried at approximate the rates they would incur if they refinanced the obligations.

HOT MAMA’S FOODS, INC.

Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
(Unaudited)

2.                   Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk:

Cash held in banks: The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

Accounts Receivable:

Customer accounts typically are collected within a short period of time, and based on its assessment of current conditions and its experience collecting such receivables, management believes it has no significant risk related to its concentration within its accounts receivable.

Inventories:

Inventories are stated at the lower of cost or market.  Cost is determined on a first-in, first-out basis.  The Company regularly assesses the shelf-life of inventories and reserves for those inventories when it becomes apparent the product will not be sold or raw materials will not be utilized in the production process within freshness specifications.    An allowance for obsolete finished goods or packaging materials was not deemed necessary as of September 30, 2013 and December 31, 2012.

Equipment and Leasehold Improvements:

Office and manufacturing equipment are stated at cost, net of accumulated depreciation.  Depreciation is provided using various straight-line and accelerated methods over the following fixed asset lives:

Computers and Software	5 years
Furniture and Fixtures	7-10 years
Machinery and Equipment	7-12 years
Vehicles	5-6 years

Leasehold improvements are amortized over the term of the lease or the useful life of the asset, whichever is shorter.

Maintenance, repairs, and renewals that do not materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred.

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in the Statements of Operations.

Intangible Assets:

The Company amortizes its trade name using the straight-line method over fifteen years. Additionally, deferred financing costs are amortized over the life of the related bank loan, which ranges from three to ten years.

HOT MAMA’S FOODS, INC.

Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
(Unaudited)

2.                   Summary of Significant Accounting Policies (continued)

Deferred Income Taxes:

Deferred income taxes reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are classified as current or non-current based on the classification of the related assets or liabilities for financial reporting, or according to the expected reversal dates of the specific temporary differences, if not related to an asset or liability for financial reporting. Valuation allowances are established against deferred tax assets if it is more likely than not that the assets will not be realized.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in operations in the period that includes the enactment date.

Income Tax Uncertainties:

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed by applicable accounting principles. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires the Company to determine the probability of various possible outcomes.

The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. The Company recognizes interest and penalties as incurred in other income (expense), net in the Consolidated Statements of Operations. The Company has not recognized any uncertain tax positions.

Net Income (Loss) Per Common Share:

Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, including common stock equivalents, such as stock options and warrants using the treasury stock method.  Diluted income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period and excludes the anti-dilutive effects of common stock equivalents that decrease the weighted-average number of shares outstanding on a hypothetical conversion. In instances where the Company has a net loss, basic and diluted loss per share are determined to be the same as the increase of weighted-average number of shares would decrease the net loss per share.

HOT MAMA’S FOODS, INC.

Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
(Unaudited)

2.                   Summary of Significant Accounting Policies (continued)

Stock-Based Compensation:

The Company accounts for stock-based awards to employees in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all employee stock options, we recognize expense over the requisite service period on an accelerated basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

Options awarded to purchase shares of common stock issued to non-employees in exchange for services are accounted for as variable awards in accordance with applicable accounting principles. Such options are valued using the Black-Scholes option pricing model.

Risks and Uncertainties:

The Company’s operations are subject to a number of risks, including but not limited to, changes in the general economy, demand for the Company’s products, the success of its customers, research and development results, reliance on commercial markets, litigation, and the renewal of its line of credit.

Long-Lived Assets:

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment losses have been recognized for the nine months ended September 30, 2013 and the year ended December 31, 2012.

Accounts Receivable:

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information.  The Company continuously monitors credit limits for and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified.  While such credit losses have historically been within the Company’s expectation and the provision established, the Company cannot guarantee that this will continue. The Company has an allowance for doubtful accounts of $35 and $0 at September 30, 2013 and December 31, 2012, respectively.

HOT MAMA’S FOODS, INC.

Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
(Unaudited)

3.	Variable Interest Entity

The Company holds a variable interest in BML Holdings, LLC (“BML”).  BML is the lessor of the Company's Springfield, MA facility and is owned 100% by Mr. Morse of Hot Mama’s Foods, Inc. The Company and BML have a Cross-Collateralization/Cross-Default/Cross-Guaranty Agreement with their lenders. BML has entered into a Collateral Assignment of Leases and Rents with the lenders. These agreements would become operative at the lenders’ option upon occurrence of a “Default” or an “Event of Default” pursuant to the loan documents. Mr. Morse has guaranteed the Company and BML notes and mortgages, and has assigned a $750 life insurance policy

The Company has a variable interest in BML obtained in the lessee and lessor relationship, which is impacted by common ownership and the ability to compel payment whether stated or silent in the lease agreement.   The Company is deemed to have a controlling financial interest as it has the power to direct the activities of the variable interest entity that most significantly impact BML’s economic performance and the obligation to absorb losses of BML that could potentially be significant.

The Company reassesses every reporting period the presentation of BML to conclude if consolidation is required.  As such, the conclusion regarding the primary beneficiary status is subject to change and circumstances are continually reevaluated.

The classification and carrying amounts of assets and liabilities of BML in the condensed consolidated balance sheet are as follows for the periods ended September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012

Current assets	$16	$242
Property and equipment	962	1,024
Intangible assets	38	32
	$1,016	$1,298

Mortgage payable	$1,182	$1,192
Non-controlling interest	228	261
	$1,410	$1,453

HOT MAMA’S FOODS, INC.

Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
(Unaudited)

4.             Basic and Diluted Net Income (Loss) Per Share to Common Stockholders

The following table sets forth the computations of income (loss) per share amounts applicable to common stockholders for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Net income (loss)	$(1,036)	$194	$(1,165)	$360
Less: non-controlling interest	(11)	2	(33)	7
Income (loss) applicable to common stockholders, basic and diluted	$(1,025)	$192	$(1,132)	$353

Basic income (loss) per common share	$(0.05)	$0.01	$(0.06)	$0.02

Diluted income (loss) per common share	$(0.05)	$0.01	$(0.06)	$0.02

Weighted average common shares outstanding (1):
Basic shares	20,812	18,512	19,287	18,512
Diluted shares	20,812	18,512	19,287	18,512
Potentially dilutive securities:
Preferred stock (1)	11,837	-	11,837	-
Outstanding time-based stock options (1)	1,000	-	1,000	-
Warrants (1)	8,954	-	8,954	-

(1)	The impact of time-based stock options and warrants on earnings per share is antidilutive in a period of loss.

5.	Inventories

  Inventories consist of:

	September 30,	December 31,
	2013	2012
Ingredients and packaging	$1,248	$985
Work-in-process	36	11
Finished goods	291	343
	$1,575	$1,339

HOT MAMA’S FOODS, INC.

Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
(Unaudited)

6.	Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	September 30,	December 31,
	2013	2012

Land and buildings	$1,169	$1,169
Leasehold Improvements	78	69
Vehicles	222	222
Machinery and equipment	4,962	4,944
Furniture, Fixtures and Office Equipment	218	205
Construction in progress	1,127	-
Less: Accumulated depreciation & amortization	(3,496)	(3,053)
	$4,280	$3,556

Depreciation and amortization expense related to the assets above for the three and nine months ended September 30, 2013 was $153 and $460, respectively, as compared to $126 and $599, for the three and nine months ended September 30, 2012, respectively.

7.	Intangible Assets

Intangible assets consist of deferred financing costs and trade names and are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives.

The components of intangible assets are as follows:

	September 30,	December 31,
	2013	2012	Useful lives
Deferred financing fees	$163	$133	3 – 10 years
Trade names	79	79	15 years

Total intangible assets	$242	$212
Less: accumulated amortization	(161)	(144)
	$81	$68

Amortization expense for intangible assets was $7 and $18 for the three and nine months ended September 30, 2013, respectively, as compared to $1 and $4 for the three and nine months ended September 30, 2012, respectively.

HOT MAMA’S FOODS, INC.

Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
(Unaudited)

8.	Lines of Credit

Revolving Line of Credit
In December 2012, the Company negotiated a revolving line of credit with a bank in the amount of $1,300, which requires monthly interest payments at a rate ofprime plus 0.5% (3.75% at September 30, 2013 and December 31, 2012), but at no time shall the interest rate be less than 4.0% per annum. The availability of loans is subject to certain restrictions based upon accounts receivable. Each calendar year the Company must reduce the unpaid balance due to zero, and must maintain such balance for 30 days. All unpaid principal and interest under this line is immediately payable upon demand (whether or not scheduled payments have been timely made) and Company will be in default if not paid immediately once demand is made. The lender maintains the sole and exclusive discretion as to whether to continue with this line of credit. All unpaid principal and interest shall be immediately due and payable upon demand. The balance on the line of credit was $630 and $779 at September 30, 2013 and December 31, 2012, respectively. The availability on the line of credit was $670 as of September 30, 2013.

Equipment Line of Credit
In December 2012, The Company also signed an additional line of credit for equipment in the amount of $250.  All advances are at the sole discretion of the bank. These advances may be used only for eligible equipment and may not exceed 80% of the equipment value. Interest commences at the date of advance and is payable monthly. Advances are payable (including interest) over 60 months at a rate ofprime plus 1%, but at no time shall the interest rate be less than 4.0%. The balance on the line of credit for equipment was $250 and $-0- at September 30, 2013 and December 31, 2012, respectively.

Credit Card Line of Credit
The Company also has an available credit card line of credit in the amount of $50, subject to variable credit card interest rates and repayment terms. There were no outstanding balances on this credit card line at September 30, 2013 and December 31, 2012, respectively.

The lines of credit are secured by substantially all of the Company’s assets, BML Holdings LLC and mortgages on property owned by Mr Morse as well as being guaranteed by Mr. Morse.

9.                   Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2013	2012
Accrued payroll	$181	$139
Accrued vacation expense	278	30
Accrued – other	36	71
	$495	$240

HOT MAMA’S FOODS, INC.

Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
(Unaudited)

10.	Commitments and Contingencies

Purchase Commitments
The Company has total purchase commitments for machinery and equipment and a new manufacturing system totaling approximately $2,233, of which $776 has been paid with the remaining balance expected to be paid within the next six months.

Operating Leases
The Company entered into a 10 year operating lease agreement for a 68,000 square foot facility in Wheeling, Illinois in December 2012 and is expected to take control in December of 2013 and would expire 10 years from the date of control.  The Company is also responsible for its proportionate share of the operating expenses of the company including real estate taxes, insurance, snow removal, landscaping and other building charges. The Company is also responsible for the utility costs for the premises.  Minimum annual base rent is approximately $350 with 2% escalations per annum.

Litigation
The Company is subject to litigation from time to time arising from our normal course of operations.  Currently, there are no open litigation matters.

11.	Significant Customer Concentrations

Major Customer Concentrations of Credit Risk

Revenues and accounts receivable in excess of 10% from major customers for the nine months ended September 30, 2013 and as of September 30, 2013 are as follows:

	Percent of Total	Percent of Total
Customer	Sales	AR
A	48%	17%
B	37%	60%

Revenues and accounts receivable in excess of 10% from major customers for the nine months ended September 30, 2012 and as of September 30, 2012 are as follows:

	Percent of Total	Percent of Total
Customer	Sales	AR
A	54%	19%
B	30%	67%

12.                 Restructuring expense

We have performed a review of our operations and organizational structure with the view of strengthening our organization and lowering overhead costs. In connection with the review, we have incurred $29 and $79 for the three and nine months ended September 30, 2013 related to severance for the termination of employees that were not required to perform future services for the severance benefit.

HOT MAMA’S FOODS, INC.

Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
(Unaudited)

13.                 Mortgage Payable

During the current year, the Company refinanced its mortgage with United Bank with a SBA (Small Business Association) loan with substantially similar terms and conditions. The Company incurred financing costs of approximately $30, which will be amortized over the remaining life of the loan.

14.               Share-Based Compensation

Grants of share based compensation
Certain key individuals were granted shares of common, preferred stock and warrants upon the completion of the merger. Share-based compensation expense associated with the equity issuances was approximately $1,626 for the three and nine month period ended December 31, 2013 and is included in selling, general and administrative expenses.

Common shares were valued at $0.80, based upon a recent private transaction for the sale of common shares the company completed (See footnote 17). Preferred stock was valued based upon its conversion into common at 265 to 1 and a fair value of $0.80.

15.	Stock Options

Options granted outside the Plan
During the period the company granted non-qualified stock options to a non-employee for services. The option will vest 25% over a three year period with the first quarter vesting at the date of grant.  Stock based compensation charge of approximately $93 and was included in selling, general and administrative expense for the three and nine month period ended September 30, 2013.

The Company used the following assumptions to calculate the fair value of the grant issued using the Black-Scholes option pricing model:

a)	Market value per share of $0.80, based upon the current market
b)	Volatility of 53% based upon a comparable company since the Company’s stock has no history.
c)	Risk free interest rate of 1.37%using the U.S. Treasury rate related to 5 year notes.
d)	The exercise price was $0.80
e)	The contractual term of 5 years.

A summary of outstanding options for are presented below:

	Number	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	-	$0.00
Granted	1,000	$0.80	5.0 years
Exercised	-	$0.00
Canceled/forfeited	-	$0.00

Outstanding at September 30, 2013	1,000	$0.80	5.0 years	$-0-
Exercisable at September 30, 2013	250	$0.80	5.0 years	$-0-

HOT MAMA’s FOODS, INC.

Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
(Unaudited)

15.	Stock Options (continued)

2013 Employee Stock Incentive Plan
Effective upon the completion of the Merger, the Board of Directors adopted the 2013 Employee Stock Incentive Plan (“the Plan”) which reserved for issuance options to purchase up to 3,000 shares of its Common Stock.  The Plan is administered by the Board of Directors or by a committee appointed by the Board of Directors. Within the limits of the express provisions of the Plan, the Committee shall have the authority to determine, in its absolute discretion, (i) the individuals to whom, and the time or times at which Awards shall be granted, (ii) whether and to what extent Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights and Restricted Stock or any combination thereof are to be granted hereunder, (iii) the number of Shares to be covered by each Award granted hereunder, (iv) the terms and conditions of any Award granted hereunder including, but not limited to, the option price, any vesting condition, restriction or limitation (which may be related to the performance of the participant, the Company or any Subsidiary), and any vesting, acceleration, forfeiture or waiver regarding any Award and the shares of Common Stock relating thereto, (v) modify, amend or adjust the terms and conditions of any Award, at any time or from time to time, including but not limited to, Performance Goals; provided, however, that the Committee may not adjust upwards the amount payable with respect to Qualified Performance-Based Awards or waive or alter the Performance Goals associated therewith or cause such Restricted Stock to vest earlier than permitted; (vi) to what extent and under what circumstances Common Stock and other amounts payable with respect to an Award shall be deferred; and (vii) under what circumstances an Award may be settled in cash or Common Stock and, provided, however, that the Committee shall not have such power to the extent that the mere possession (as opposed to the exercise) of such power would result in adverse tax consequences to any participant under Code Section 409A. In making such determinations, the Committee may take into account such factors as the Committee, in its absolute discretion, shall deem relevant.

Subject to certain adjustments, as defined, the exercise price of each Stock Option granted under the Plan shall be set forth in the applicable Option Agreement, but in no event shall such price be less than the Fair Market Value of the Shares subject to the Stock Option on the date the Stock Option is granted. The exercise price for Incentive Stock Options shall not be less than 100% of the Fair Market Value per share of the Common Stock at the time the Stock Option is granted, nor less than 110% of such Fair Market Value in the case of an Incentive Stock Option granted to an individual who, at the time the option is granted, is a 10% Holder. The Fair Market Value of the Shares shall be determined in good faith by the Committee, with the approval of the Board, in accordance with the Plan and in accordance with the requirements of Code Sections 409A and 422.  Each stock option may not be exercised prior to the expiration of at least one year from the date of grant except in the case of the death or disability of the participant or otherwise with the approval of the Committee or the Board of Directors or, if the option agreement evidencing such Stock Option so provides, upon a "Change of Control". Options shall expire no later than the expiration of ten years (five years in the case of an Incentive Stock Option granted to a 10% Holder) from the date of its grant.

No options have been granted under this plan as of September 30, 2013.

HOT MAMA’s FOODS, INC.

Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
(Unaudited)

16.	Warrants

The Company used the following assumptions to calculate the fair value of the warrants issued during the period using the Black-Scholes option pricing model:

f)	Market value per share of $0.80, based upon the current market
g)	Volatility of 52.73% based upon a comparable company since the Company’s stock has no history.
h)	Risk free interest rate of 1.37%using the U.S. Treasury rate related to 5 year notes.
i)	The exercise price is as per the agreement and ranges from $13.65 to $17.55
j)	The expected life of approximately 5 years is based on the remaining contractual term.

A summary of outstanding warrants for are presented below:

	Number	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	-	$0.00
Granted	8,954	$15.00	5.0 years
Exercised	-	$0.00
Canceled/forfeited	-	$0.00

Outstanding at September 30, 2013	8,954	$15.00	4.6 years	$-0-

17.	Subsequent Events

Private Placement
Subsequent to September 30, 2013 the Company raised $750 in connection with a private investment from an accredited investor.   The Company issued the investor 938 common shares ($0.80 per share) and 469 warrants with an exercise price of $2.00 per share.  The warrants are immediately exercisable.

Item 2.  Management’s Discussion & Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with the Company’s historical consolidated financial statements and the related notes thereto included in the Company’s audited financial statements for the year ended December 31, 2012 as reported in our Registration Statement on Form 10-12G last filed with the SEC on November 15, 2013.  The management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

Overview of our Business

(All dollar amounts referred to herein are in thousands, except as otherwise indicated.)

We develop, manufacture, sell, and distribute perishable prepared foods including: salsa, hummus, pesto, dips, spreads, deli salads, entrees, side dishes and similar product categories. We continue to diversify our product offerings by integrating more entrees, side dishes, soups and sauces. Our products are manufactured conventionally (with preservatives), all-natural (without any artificial ingredients or substances), certified organic, Kosher, or with other designations as indicated by our customers. Our products appear in the market under our “Hot Mama’s Foods” brand, under the label of a wholesale brand customer (Contract or Copack), or under private label (the label of a retailer, or store brand). We market our products to regional and national retail grocery chains, distributors to the retail grocery industry, brand-holders requiring contract manufacturing services, restaurant chains, and secondary processors making assemblies using our products as components or ingredients. Our products are sold throughout the United States, Canada and Mexico.

We have experienced rapid growth in recent years. For the nine months ended September 30, 2013 revenue increased 17.1% to $25,668 as compared to $21,915 in the comparable period last year. Our growth has been driven by increased market penetration, additional product offerings, and, in part, by promotional and marketing efforts increasing awareness of the hummus category in particular. The Company had a large concentration of sales to two customers, which represent approximately 48% and 37%, respectively, of revenues for the nine months ended September 30, 2013 as compared to 54% and 30%, respectively, for the nine months ended September 30, 2012. As product lines grow and the marketing campaigns continue to be successful, we hope to increase our customer base.  We do not have contracts with our two largest customers and no minimum purchases are required.  Revenues are based upon firm purchase orders received from our customers.

We signed a 10-year lease for our new facility in Wheeling, IL, and we are initiating an expansion and upgrade program for our owned facility in Springfield, MA. These changes have been implemented to support our expected growth and to support a wider range of capabilities and increased capacity. Our plans will require new equipment and infrastructure investment, including the implementation of a new integrated Enterprise Resource Planning (ERP), Customer Relationship Management (CRM), and Business Intelligence (BI) system to accommodate the expected growth in our business. See “Liquidity and Capital Resources” below.

Our primary sources of liquidity are cash flows from operations, short term working capital financing from $1,550 lines of credit, including a $250 line of credit for equipment, and various long-term debt financing activities. We plan to continue to increase revenues with focused sales efforts, existing account development, and additional product offerings. We will continue improvements in manufacturing equipment training, and processes, business systems, and overhead reduction to strengthen our gross profit and EBIDTA. However, in order to expand capacity and capability to enable us to capitalize on new opportunities, additional capital will be required. The Company has total purchase commitments for machinery and equipment and a new manufacturing system totaling approximately $2,233, of which $776 has been paid with the remaining balance expected to be paid within the next six months. Our business expansion may require additional capital resources that may be funded through the issuance of common stock or of notes payable or other debt instruments that may affect our debt structure. Our cash flow projections presently indicate that we will have sufficient liquidity to fund our ongoing operations for the next twelve months. There can be no assurances that we will be able to increase revenue or obtain additional capital.

Results of Operations for the Quarter Ended September 30, 2013 as compared to September 30, 2012

Net Revenues

Net revenues increased $1,115 (14.2%) to $8,978 for the quarter ended September 30, 2013, as compared to $7,863 for the quarter ended September 30, 2012. The Hummus product line represents the major portion of sales and accounted for approximately 71% and 68% of total revenues for the quarters ended September 30, 2013 and 2012, respectively. This increase in revenues is primarily due to the higher volume as a result of effective marketing campaigns, and product quality as compared to competition. Two customers accounted for 85% of revenues for the quarter ended September 30, 2013 as compared to 88% for the quarter ended September 30, 2012. As product lines grow and the marketing campaigns continue to be successful, we hope to increase our customer base.   We have a contract with one of our two largest customers; however, there are no contractual commitments by any customer.  Revenues are based upon firm purchase orders received from our customers.

Gross Profit

Gross profit decreased $70 (5.0%) to $1,338 for the quarter ended September 30, 2013 as compared to $1,408 for the quarter ended September 30, 2012. The decrease in gross profit is attributed to the higher material and direct labor costs.  Gross profit as a percentage of sales was 14.9% for the quarter ended September 30, 2013 as compared to 17.9% for the quarter ended September 30, 2012.  The decrease is driven by the higher material and direct and indirect labor costs.  The Company is addressing the material cost increases with its vendors and reviewing its manufacturing operations to improve efficiency.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased by $1,814 to $2,869 for the quarter ended September 30, 2013 as compared to $1,055 for the quarter ended September 30, 2012. This increase of 172% is primarily attributed to share-based compensation of $1,626 associated with the issuance of stock and warrants. Excluding share-based compensation total selling, general and administrative expenses increased $188 or 17.8% as a result of an increase in salaries and other payroll costs related to additional personnel to strengthen the organization as well as higher consulting and professional fees associated with the merger.

We have performed a review of our operations and organizational structure with the view of strengthening our organization and lowering overhead costs. In connection with the review, we have incurred a restructuring charge of $29 for the three months ended September 30, 2013 for personnel severance costs.

Income (Loss) from Operations

As a result of the above, the Company recorded net loss from operations in the amount of $1,560 for the quarter ended September 30, 2013, as compared to a net income from operations of $353 for the quarter ended September 30, 2012.

Other Income (Expense)

Interest expense was $40 for the quarter ended September 30, 2013 as compared to $32 for the quarter ended September 30, 2012.

Income (Loss) before Income Taxes

As a result of the above, the Company recorded a loss before taxes in the amount $1,600 for the quarter ended September 30, 2013 as compared to net income before taxes of $321 for the quarter ended September 30, 2012.

Provision (Benefit) for Income Taxes

For the quarter ended September 30, 2013 the Company recorded a benefit for income taxes of $564 as compared to a provision of $127 for the quarter ended September 30, 2012. The change is due to the loss before taxes for the quarter ended September 30 2013 as compared net income before taxes for the quarter ended September 30, 2012. These amounts represent the effective federal and state rate on the Company’s income (loss) before taxes.

Net Income (Loss)

As a result of the above, the Company recorded net loss of $1,036 for the quarter ended September 30, 2013 as compared to net income of $194 for the quarter ended September 30, 2012.

Results of Operations for the Nine Months Ended September 30, 2013 as Compared to September 30, 2012

Net Revenues

Net revenues increased $3,753 (17.1%) to $25,668 for the nine months ended September 30, 2013, as compared to $21,915 for the nine months ended September 30, 2012. The Hummus product line represents the major portion of sales and accounted for approximately 71% and 65% of total revenues for the nine months ended September 30, 2013 and 2012, respectively. This increase in revenues is primarily due to the higher volume as a result of effective marketing campaigns, and product quality as compared to competition. Two customers accounted for 85% of revenues for the nine months ended September 30, 2013 as compared to 84% for the nine months ended September 30, 2012. As product lines grow and the marketing campaigns continue to be successful, we hope to increase our customer base.  We do not have contracts with our two largest customers; there are no contractual commitments by any customer.  Revenues are based upon firm purchase orders received from our customers.

Gross Profit

Gross profit increased $38 (1.0%) to $3,855 for the nine months ended September 30, 2013 as compared to $3,817 for the nine months ended September 30, 2012. The increase in gross profit is attributed to the revenue increase noted above offset mostly by an increase in material and direct and indirect labor costs. Gross profit as a percentage of sales was 15.0% for the nine months ended September 30, 2013 as compared to 17.4% for the nine months ended September 30, 2012.  The decrease is driven by higher material and direct and indirect labor costs.  The Company is addressing the material cost increases with its vendors and reviewing its manufacturing operations to improve efficiency.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $2,353 to $5,474 for the nine months ended September 30, 2013 as compared to $3,121 for the nine months ended September 30, 2012. This increase of 75% is primarily attributed to share-based compensation of $1,626 associated with the issuance of stock and warrants. Excluding share-based compensation total selling, general and administrative expenses increased $727 or 23.3% as a result of an increase in salaries and other payroll costs related to additional personnel to strengthen the organization as well as higher consulting and professional fees associated with the merger.

We have performed a review of our operations and organizational structure with the view of strengthening our organization and lowering overhead costs. In connection with the review, we have incurred a restructuring charge of $79 for the nine months ended September 30, 2013 for personnel severance costs.

Income (Loss) from Operations

As a result of the above, the Company recorded a net loss from operations in the amount $1,698 for the nine months ended September 30, 2013 as compared to net income from operations of $696 for the nine months ended September 30, 2012.

Other Income (Expense)

Interest expense was $119 for the nine months ended September 30, 2013 as compared to $101 for the nine months ended September 30, 2012.  Other income for the nine months ended September 30, 2013 included a gain of $19 for the sale of fixed assets.

Income (Loss) before Income Taxes

As a result of the above, the Company recorded a loss before taxes in the amount of $1,798 for the nine months ended September 30, 2013 as compared to net income before taxes of $595 for the nine months ended September 30, 2012.

Provision (Benefit) for Income Taxes

For the nine months ended September 30, 2013 the Company recorded an income tax benefit of $633 as compared to an income tax provision of $235 for the nine months ended September 30, 2012. The change is due to the loss for the nine months ended September 30 2013. These amounts represent the effective federal and state rate on the Company’s income (loss) before taxes.

Net Income (Loss)

As a result of the above, the Company recorded a net loss of $1,165 for the nine months ended September 30, 2013 as compared to net income of $360 for the nine months ended September 30, 2012.

Liquidity and Capital Resources

September 30, 2013 Principal Sources and Uses of Funds

At September 30, 2013 the Company had working capital of $237 as compared to $223 of positive working capital at December 31, 2012. This resulted primarily from the increase in the Company’s accounts payable, accrued expenses, and bank overdrafts offset by an increase in accounts receivable and inventories.

During the nine months ended September 30, 2013, the Company had a net decrease in cash of $305. The principal sources and uses of funds were as follows:

Cash provided by operating activities: For the nine months ended September 30, 2013 the Company generated $768 of cash from operating activities as compared to $847 for the nine months ended September 30, 2012. This decrease is primarily attributed to the lower operating income, excluding the share-based compensations, for the nine months ended September 30, 2013.

Cash used in investing activities: Net cash used in investing activities was $1,199 for the nine months ended September 30, 2013 as compared to $704 for the nine months ended September 30, 2012 due primarily to an increase in the purchase of equipment for our Wheeling, Illinois facility.

Cash provided by (used in) financing activities: Net cash provided by financing activities was $126 for the nine months ended September 30, 2013 as compared to using $124 for the nine months ended September 30, 2012. This increase is attributed mostly to the cash proceeds from the reverse merger and borrowings from the line of credit.

Financing Activities

In December 2012, the Company negotiated a revolving line of credit with a bank in the amount of $1,300, which requires monthly interest payments at a rate of prime plus 0.5% (3.75% at September 30, 2013), but at no time shall the interest rate be less than 4.0%. The availability of loans is subject to certain restrictions based upon accounts receivable. Each calendar year the Company must reduce the unpaid balance due to zero, and must maintain such balance for 30 days. All unpaid principal and interest under this line is immediately payable upon demand (whether or not scheduled payments have been timely made) and the Company will be in default if not paid immediately once demand is made. The lender maintains the sole and exclusive discretion as to whether to continue with this line of credit. All unpaid principal and interest shall be immediately due and payable upon demand. At September 30, 2013 the balance was $630 and $670 was available on the line of credit.

In December 2012, The Company also signed an additional line of credit for equipment in the amount of $250. All advances are at the sole discretion of the bank. These advances may be used only for eligible equipment and may not exceed 80% of the equipment value. Interest commences at the date of advance and is payable monthly. Advances are payable (including interest) over 60 months at a rate of prime plus 1%, but at no time shall the interest rate be less than 4.0%. The balance on this line of credit was $250 at September 30, 2013.

The Company also has an available credit card line of credit in the amount of $50, subject to variable credit card interest rates and repayment terms. There were no outstanding balances on this credit card line at September 30, 2013.

The lines of credit are secured by substantially all of the Company’s assets, BML Holdings LLC and mortgages on property owned by the shareholder as well as being guaranteed by the stockholder.

Our primary sources of liquidity are cash flows from operations, short term working capital financing from a $1,550 line of credit, and various long-term debt financing activities. We plan to continue to increase revenues with focused sales efforts, existing account development, and additional product offerings. We will continue improvements in manufacturing equipment, training, and processes, business systems, and overhead reduction to strengthen our gross profit and EBIDTA. However, in order to expand capacity and capability to enable us to capitalize on new opportunities, additional capital will be required. The Company has total purchase commitments for machinery and equipment and a new manufacturing system totaling approximately $2,233, of which $776 has been paid with the remaining balance expected to be paid within the next six months. Our business expansion may require additional capital resources that may be funded through the issuance of common stock or of notes payable or other debt instruments that may affect our debt structure. Our cash flow projections presently indicate that we will have sufficient liquidity to fund our ongoing operations for the next twelve months. There can be no assurances that we will be able to increase revenue or obtain additional capital.

Our capital requirements are large at this time to support our growth. In the foreseeable future, we will continue to have large capital needs to finance the expansion of facilities and capacity. The Company is currently SQF (“Safe Quality Food”) compliant and the Wheeling, IL facility is being updated to also comply with these requirements. We are confident that we will be able to secure the necessary funding, when necessary, to fund our operations and plans for at least the next twelve months.

Impact of Inflation

Inflation has not had a material effect on our results of operations. We expect the market for raw materials to fluctuate periodically as is typical for our primary materials: fresh produce and plastics.

Seasonality

Typically salsa, hummus and dip categories are broadly affected by the occurrence of “eating holidays” and increased entertaining that occurs in the summer months. Our operations do not shut down for extended periods of time or engage in large seasonal layoffs or staff reductions due to seasonal factors. Our business cycle typically has a mild peak in June and July, and a second mild peak that precedes the Thanksgiving and Christmas holidays.

Critical Accounting Estimates

In preparing the financial statements and accounting for the underlying transactions and balances, the Company applies its accounting policies as disclosed in Note 2 of our Notes to the Condensed Consolidated Financial Statements. The Company’s accounting policies that require a higher degree of judgment and complexity used in the preparation of financial statements include:

Revenue Recognition - The Company recognizes revenue when the product’s title and risk of loss transfers to the Company based upon shipping terms. The policy meets the four following criteria (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the seller’s price to the buyer is fixed and determinable and (iv) collectability is reasonably assured. The Company’s sales policy is to require customers to provide orders with the agreed upon selling prices and shipping terms. The Company evaluates the credit risk of each customer and establishes an allowance of doubtful accounts for any credit risk. Sales returns and allowances are estimated upon shipment and based upon historical experience is nil.

Accounts Receivable - The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information.  The Company continuously monitors credit limits for and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified.  While such credit losses have historically been within the Company’s expectation and the provision established, the Company cannot guarantee that this will continue.

Off Balance Sheet Arrangements

The Company is not party to any off-balance sheet arrangements that may affect its financial position of results of operations.

New Accounting Pronouncements:

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Issuer is not required to provide the information called for in this item due to its status as a Smaller Reporting Company.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. He has concluded that, as of September 30, 2013, our disclosures were not effective to ensure that:

(1)  Information required to be disclosed by the Company in reports that it files or submits under the act is recorded, processed, summarized and reported, within the time periods specified in the Commissions’ rules and forms; and

(2)  Controls and procedures are designed by the Company to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including the principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding financial disclosure.

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Management concludes that the current situation is a consequence of the work involved in the recent Merger, the process of consolidating activities, recordkeeping, and reporting of the business entities involved, and the small scale of current operations.  Management has begun to take steps to improve its controls and procedures, and expects, further, that the growing scale of the business will enable the Company to obtain additional resources to assist in that effort.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. Except as described below, no legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve the Company which, in the opinion of the management of the Company, could reasonably be expected to have a material adverse effect on its business or financial condition.

There are no proceedings in which any of the directors, officers or affiliates of the Company, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to that of the Company.

Item 1A. Risk Factors.

The Issuer is not required to provide the information called for in this item due to its status as a Smaller Reporting Company.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

On July 26, 2013, pursuant to the terms and conditions of the Merger Agreement, dated April 4, 2013, by and between the Company and Lansal, Inc., the Company issued an aggregate of 21,761,040 shares of Common Stock, 44,623 shares of Series A Preferred Stock (which are convertible into 11,837,484 shares of Common Stock) and 8,148,161 Common Stock purchase warrants.   This included the issuance of 18,512,203 shares of Common Stock to Matt Morse, the former sole shareholder of Lansal, Inc. and the current director and chief executive officer of the Company, 215,610 shares of Common Stock to Joseph Ward, the chief operating officer of the Company, pursuant to his employment agreement, dated May 22, 2013, with Lansal, Inc., and 892,734 shares of Common Stock to two consultants. All of these securities were exempt from registration pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), not involving any public offering based on representations made in the Merger Agreement.

As of September 30, 2013, the Company issued 200,000 shares of Common Stock and granted an option to purchase 1,000,000 shares of Common Stock to a consultant pursuant to the terms of an August 9, 2013 Advisory Agreement.  All of these securities were exempt from registration pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act, based on representations made by the consultant and an existing relationship.

The Company sold $750,000 of Units, comprising an aggregate of 937,500 shares of Common Stock and warrants to purchase 468,750 shares of Common Stock to one accredited investor pursuant to a private placement under Section 4(a)(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder.  These Units were sold in two separate subscriptions, under which distributions were made in October 2013.

No underwriters or placement agents were involved and no sales commissions were paid in connection with any of the foregoing issuances.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

*              Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period.  Pursuant to Rule 406T of Regulation S-T, these interactive data files will be furnished and will not be deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed by the undersigned, thereunto duly authorized.

HOT MAMA’S FOODS, INC.

Date: November 19, 2013	By:	/s/ Matthew Morse
	Name:	Matthew Morse
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 19, 2013	By:	/s/ William Kenealy
	Name:	William Kenealy
	Title:	Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

