Form 10-Q/A
period 2013-09-30
Hot Mamas Foods, Inc.
filed 2013-12-03
CIK 1339256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

1

Explanatory Note

This Amendment to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on November 19, 2013.

2

PART II – OTHER INFORMATION

Item 6.  Exhibits

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

* Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed by the undersigned, thereunto duly authorized.

HOT MAMA’S FOODS, INC.

Date: December 3, 2013	By:	/s/ Matthew Morse
	Name:	Matthew Morse
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 3, 2013	By:	/s/ William Kenealy
	Name:	William Kenealy
	Title:	Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

4