Form 10-K
period 2013-12-31
Hot Mamas Foods, Inc.
filed 2014-04-08
CIK 1339256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54976

HOT MAMA’S FOODS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	51-0459931
(State of incorporation)	(IRS Employer Identification Number)

134 Avocado Street Springfield, Massachsetts	01104
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (413) 737-6572

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by checkmark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes ☐ No ☒

The aggregate market value of the voting Common Stock (par value $.001 per share) held by non-affiliates on the last day of the second quarter of 2013 was $80,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 23,532,290 shares of Common Stock were outstanding as of April 2, 2014.

HOT MAMA’S FOODS, INC.

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Annual Report on Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

•	the availability and adequacy of our cash flow to meet our requirements;

•	economic, competitive, demographic, business and other conditions in our local and regional markets;

•	changes in our business and growth strategy;

•	changes or developments in laws, regulations or taxes in the food industry;

•	actions taken or not taken by third-parties, including our contractors and competitors;

•	the availability of additional capital; and

•	other factors discussed elsewhere in this Annual Report.

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors.  We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise unless required by applicable law.

PART I

Item 1.	Business

General

Hot Mama’s Foods, Inc. (the “Company”) is a corporation organized under the laws of the State of Delaware on September 9, 2005. Our primary location is 134 Avocado St., Springfield, Massachusetts, 01104. Our Midwest branch location is at 120 West Palantine, Wheeling, Illinois.. Our Web site is located at www.hotmamasfoods.com (our website is not to be considered part of this document).

History

LANSAL, INC.

The Company was formed as a sole-proprietorship in Amherst, Massachusetts, in 1984 as a maker of a variety of fresh salsa recipes, distributed directly to small local retailers by its owner-operator. In 1991 the Company was purchased from its founder by Matthew Morse and maintained as a sole-proprietorship until its incorporation on January 29, 1999 as a C corporation under the name Lansal, Inc. (“Lansal”) under the laws of the Commonwealth of Massachusetts. On April 4, 2013, Lansal executed a Merger Agreement with Andover Medical, Inc. (“Andover”), a corporation organized under the laws of the State of Delaware on September 9, 2005 (see “Andover Corporate History” below).

On July 26, 2013 Lansal and Andover completed the Merger Agreement and Andover changed its name to Hot Mama’s Foods, Inc. The Merger Agreement (“Agreement”) was executed by and among: (i) Lansal, Inc.; (ii) Andover; (iii) Hot Mama’s Acquisition Corp. (the “Merger Sub); and (iv) Matthew Morse, the sole shareholder of Lansal (the “Shareholder”). The Agreement set forth the terms and conditions upon which the Merger Sub was merged with and into Lansal, with Lansal surviving (the “Surviving Company”) as a wholly-owned subsidiary of the Company and the separate existence of the Merger Sub ceased. As a result of the Merger, Andover became the sole shareholder of the Surviving Company and the Shareholder and his assignees then owned ninety-one percent (91%) of the equity securities of Andover on a fully diluted basis and with unencumbered voting rights.

Upon the terms and subject to the conditions set forth in the Merger Agreement, Andover paid the Merger Consideration to the Shareholder, as follows:

a) Andover paid to the Shareholder and his assignees Merger Consideration consisting of ninety-one percent (91%) of Andover’s outstanding equity interests on a fully diluted basis. Shareholder received at the Closing, on a post-reverse split basis, such number of shares of Common Stock, Series A Preferred Stock and Class E, F, G, and H Warrants to purchase a number of shares equal to 91% of the shares issuable. All outstanding shares of Lansal owned by the Shareholder are no longer outstanding and they were automatically cancelled, retired and ceased to exist. Any certificates or other indication of ownership previously representing the outstanding shares of Lansal represented only the right to receive the aggregate Merger Consideration.

b) Andover paid from its own funds all of its transaction costs required by this transaction, consisting primarily of legal, accounting and franchise tax expenses. Andover paid all known outstanding payables and liabilities as of the date of Merger. Andover deposited $250,000 (the “Escrow Funds”) with the escrow agent for the benefit of Lansal and the Shareholder. The Escrow Funds were released without reduction to the Shareholder and Lansal in accordance with the terms of the escrow agreement. Lansal, Andover and Shareholder were also subject to certain warranties and representations.

ANDOVER CORPORATE HISTORY

Andover was originally incorporated in Massachusetts on April 16, 2003 as Snow & Sail Sports, Inc., which provided one-day ski trips to customers within the New England area. Andover reincorporated in Delaware under the same name on September 9, 2005. Andover filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (“SEC”) on September 22, 2005, which was declared effective in January 2006.

On August 31, 2006, Andover entered into a reorganization agreement pursuant to which it spun off its then existing business to former management and in connection therewith, on September 1, 2006, it amended its Certificate of Incorporation to change its name to Andover Medical, Inc. The new business of the Company was to engage in the business of distributing specific durable medical equipment and service segments of the orthopedic and podiatric physician care markets in the United States.

On March 3, 2009, Andover filed a Form 15 with the SEC to terminate the registration of its common stock under the Securities Exchange Act of 1934, and it ceased making periodic filings with the SEC thereafter.

On July 12, 2011, Andover entered into a Stock Purchase Agreement (“SPA”) with Hanger Orthopedic Group, Inc. and its wholly-owned subsidiary, Hanger Prosthetics & Orthotics, Inc. (collectively, “Hanger”), pursuant to which Hanger purchased all of the capital stock of Andover’s two operating subsidiaries, Ortho-Medical Products, Inc. and Rainier Surgical Incorporated. The aggregate purchase price paid by Hanger was $2,578,595. Exclusive of the $250,000 Escrow Funds paid to Lansal as set forth above, neither Andover nor Lansal shall have any right to any and all future payments from Hanger.

In connection with the SPA, Andover entered into redemption agreements with preferred stockholders of Andover to purchase their preferred stock so that the only series of preferred stock issued and outstanding upon the closing of the Merger was 4,016 shares of Series A Preferred Stock convertible into 41,549,563 shares of Common Stock, or approximately 1,065,373 shares, following the reverse split. There were approximately 75,679,252 shares of Common Stock issued and outstanding prior to the closing of the SPA, or approximately 1,940,493 shares following a 1 for 39 reverse split which was effected immediately prior to the Merger. All share and per share data in this report, except where noted, give retroactive effect to the 1 for 39 reverse split.

Company Overview

We develop, manufacture, sell and distribute fresh, refrigerated or perishable prepared foods, including the general product categories of: salsa, hummus, pesto, dips, spreads, sauces, deli salads, entrees, side dishes, and varieties of the same or similar products. Our broad product attributes can - as specified by our customer or the target market - include designations of “All-Natural” as generally accepted within the food industry; Kosher, as certified by certifying bodies including Orthodox Union; USDA Certified Organic as certified by regional certifying agents sanctioned under the USDA NOP (U.S. Department of Agriculture National Organic Program); USDA-regulated processes under USDA establishment number M34230 including meat, poultry, and other processes that fall under USDA’s Food Safety Inspection Service jurisdiction. Our Company can offer, subject to independent verification, designations such as Non-GMO, Gluten-free, and other health claims subject to the FDA’s (U.S. Food and Drug Administration) regulations on such claims. Our services include testing, and documentation of custom or proprietary formulas and processes necessary for the introduction of new or customized products either at the request of our customers or as part of the sales process with prospective customers. Our products are manufactured conventionally (with preservatives), all-natural (without any artificial ingredients or substances), certified organic, Kosher, or with other designations as indicated by our customers. Our products appear in the market under our “Hot Mama’s Foods” brand, under the label of a wholesale brand customer (Contract or Copack), or under private label (the label of a retailer, or store brand). We market our products to regional and national retail grocery chains, distributors to the retail grocery industry, brand-holders requiring contract manufacturing services, restaurant chains, and secondary processors making assemblies using our products as components or ingredients. Our products are sold by our customers throughout the United States, Canada and Mexico.

We have experienced rapid growth in recent years. Since 2008, revenues have more than doubled. In 2013 revenue increased 15.2% to $33.3 million as compared to $28.9 million in 2012. Our growth has been driven by increased market penetration, additional product offerings, and in part by promotional and marketing efforts increasing awareness of the hummus category in particular.

We signed a 10-year lease for our new facility in Wheeling, IL, and we are initiating an expansion and upgrade program for our owned facility in Springfield, MA. These changes have been implemented to support our expected growth and to support a wider range of capabilities and increased capacity. Our plans will require new equipment and infrastructure investment, including the implementation of a new integrated Enterprise Resource Planning (ERP), Customer Relationship Management (CRM), and Business Intelligence (BI) system to accommodate the expected growth in our business. We plan to continue to increase revenues with focused sales efforts existing account development, and additional product offerings. We will continue improvements in manufacturing equipment, training, and processes, business systems, and overhead reduction to strengthen our gross profit and EBITDA. However, in order to expand capacity and capability to enable us to capitalize on new opportunities, additional capital will be required. We anticipate needing approximately $4 million to execute our plan, of which only $2.2 million is committed with $1.1 million already funded and the balance to be paid within the next six months. Our business expansion may require additional capital resources that may be funded through the issuance of common stock or of notes payable or other debt instruments that may affect our debt structure. Our cash flow projections presently indicate that we will have sufficient liquidity to fund our ongoing operations for the next twelve months. There can be no assurances that we will be able to increase revenue or obtain additional capital. See Item 7 – “Management’s” Discussion of Analysis of Financial Conditions and Results of Operations.”

Marketing and Distribution

Products are distributed primarily by common carrier in Less-Than-Truckload (LTL) quantities directly to the customer’s designated delivery point, freight consolidator, or distribution center. Our own brand items are distributed on our own truck or common carrier (LTL) to the retailer or distributor, or on trucks arranged or provided by the retailer or distributor. In-house sales staff and outside brokers are used to facilitate new and existing relationships with customers and distribution channels. Our principal geographic market is the United States, however, our products are distributed by our customers throughout the United States, Canada, and Mexico. The primary markets include:

1.	Private Label: products manufactured by us and packaged under the label of a retailer grocery outlet. Our target customer in this market is any grocery retailer with a multi-store regional or national presence.
2.	Contract Manufacturing, Branded: Also referred to as “Co-packing”. This market includes any manufacturing done under a retail brand other than our own. A defining feature of this market is the brand-holder is the party selling the branded item(s) to the grocery retail channel.
3.	Contract Manufacturing, Restaurant Chain: This market includes our manufacturing of components for sole use by a restaurant chain or brand, such as spreads which are used in the preparation of meals in a retail food service setting.
4.	Ingredients and Components: This market includes our manufacturing of components, ingredients, or sub-assemblies that become part of a product made by other manufacturers. The end product is then offered at wholesale, and sold at retail through commissary or retail food-service customers of the subsequent manufacturer. An example of this would be a spread, sold without any branding to other manufacturers, and then assembled into a packaged sandwich distributed through a convenience store (C-store) or commissary, such as might be found within the location of a major retailer such as a national bookstore chain or furniture store that features cafeteria-style service or similar retail food service.
5.	Hot Mama’s Foods Brand: This market includes all products sold under a Hot Mama’s Foods label through any retail, wholesale club, foodservice distributor or outlet store. The defining feature is the presence of our brand on the packaging, where we are the wholesaler to a distributor or retailer and are primarily financially responsible for any marketing or other associated costs of sales.

Customers

In 2013 and 2012, two customers comprised 80% and 83%, respectively, of the Company’s total sales. No other customer accounted for more than 10% of total sales for the years 2013 and 2012. We are bound by confidentiality agreements from publicly releasing the names of our private label and branded customers. We designate our primary customers as Customer 1, Customer 2, etc., with the respective number designation indicating the ranking of that customer in our total sales. We do not have a contract with one of our two largest customers, and there are no contractual commitments by any customer. Customer 1 represented 46% and 53% for the years ended December 31, 2013 and 2012, respectively. Customer 2 represented 34% and 30% for the years ended December 31, 2013 and 2012, respectively. Our strategic goal of reducing the single-customer influence has resulted in maintaining these customers at the same level as a percentage of sales in total while increasing the total dollar volume. This has been achieved by addition of new customers. The Company does not directly sell outside the United States, although our customers distribute our products to Canada and Mexico.

Backlog

We do not have any backlog of orders due to the perishable nature of our products and the rapid turnover of finished inventory.

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

Competition

Aside from smaller regional or micro-enterprise participants in any market, our major competitors in our two primary markets are listed below. All other markets of our sales comprise less than 10% of our total business at the time of the filing of this Report and have numerous entrants of varying size and visibility, and no attempt is made here to identify them in detail.

•	Hummus : 71.4% of our total sales for 2013 as compared to 67.7% of our total sales for 2012. This is our dominant market and the majority of the hummus products we produce are grocery retailers as a private label brand. Our primary competitor in the private label hummus market is Cedars Mediterranean Foods, Inc. In addition to our private label customers we have several co-pack customers whose brands also compete with private label brands. This competition exists without conflict of interest to our company or customers. It should be noted that our co-pack customer’s competitors in this category are branded products, including Sabra (PepsiCo) as well as Tribe Mediterranean as the dominant brands.

•	Salsa : 12.5% of our total sales for both 2013 and 2012. Our private label grocery customers in this market largely drive our sales. Our competitors in private label tend to be small, regional manufacturers and are not highly visible. In both the branded and private label markets some of the primary manufacturers include Garden Fresh, Santa Barbara (Sabra/PepsiCo), and La Mexicana.

In general, the grocery private label market is insulated from the strategies employed by large branded companies such as Sabra (PepsiCo). Management believes based on their knowledge of the industry that consumers of private label goods are becoming increasing loyal to the retailers that offer them, and perceive value in the house-branded products more so than in decades past. Changing consumer perspectives becoming more favorable to store brand value propositions has spurred growth in all consumer product categories which benefits our position in our categories.

Suppliers

We purchase our materials and ingredients from a variety of suppliers and brokers. They, in turn, are manufacturing our materials from raw materials obtained from other suppliers, or are distributing the agricultural products of various domestic and foreign growers or producers. We have no direct relationship with those suppliers, growers or producers. Our primary raw materials include the plastic containers used to package the products, chickpeas, tahini, tomatoes, lemon juice and blended olive oils. All primary and secondary materials are available from multiple sources and in sufficient supply to meet our needs for the foreseeable future. Our raw produce is susceptible to price fluctuations driven by weather and seasonality, and certain products such as lemon juice and sesame are imported. Chickpeas are purchased from multiple suppliers in an Individually Quick Frozen (IQF). Our strategic goals include identifying alternate sources and methods of preparation.

Trademarks

Hot Mama’s Foods held a registered trademark on Lazy Chef, a dormant brand name of pesto products produced by Hot Mama’s Foods, which expired in 2011. We will apply for trademarks whenever it is deemed important to our business operations.

Regulatory and Government

Our business is subject to the oversight of several regulatory agencies, including from time-to-time: FDA, USDA; and state or local Boards of Health with jurisdiction over wholesale food manufacturing. We meet or exceed all requirements as mandated by statute or regulation. In addition our operations are routinely inspected by various certifying agencies as referenced above, including Kosher, USDA Organic, GFSI (Global Food Safety Initiative) via the SQF (Safe Quality Food) platform, and other agencies, third-party process auditors, and customers’ Quality Assurance or other agents as is usual and customary in our industry. We do not have any contracts with any government agency. We do not have any contracts which are subject to renegotiation of profits or termination at the election of the government.

Research and Development

We did not spend any material amount of funds on company-sponsored research and development, nor did we have any customer-sponsored research and development for the years ended December 31, 2013 and 2012.

Environmental

Federal, state, or local provisions regulating the discharge of materials into the environment had no material impact on our business.

Working Capital Practices

The perishable nature of the majority our products results in many having a short shelf life at market. Certain products are dated with as little as 7 to 10 days from delivery in the all-natural category to as much as 60 days from delivery for refrigerated conventional, or preserved, products. In order to meet variable customer demand and supply fresh product to our primary customers, we maintain an inventory of raw materials and finished goods of a combined value of up to $1,700,000 at any given time. Of that total, up to $345,000 in finished goods may be on hand at any given time. We do not accept returns, except in rare cases where the product has been maintained at proper temperature throughout the cold chain, and with enough shelf life to allow for its subsequent sale. Our terms with customers extend between net 10 Days and net 30 Days, with certain customers allowed discount terms of 1%/10, Net 30. Certain customers are given an allowance for spoils by contract which is deducted from the payment at a fixed percentage.

Personnel

As of March 26, 2014, we employed 137 people all of whom are considered full-time. None of our employees are covered by a collective bargaining agreement.

Item 1A.	Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

(All amounts in thousands, except square feet information)

Springfield, Massachusetts

On January 1, 2012, the Company entered into a Commercial Lease with BML Holdings, LLC (“BML”), a Massachusetts limited liability company for its facility at 134 Avocado Street, Springfield, Massachusetts. The landlord is an entity owned by Matthew Morse, the Company’s CEO and the Company is considered the primary beneficiary of BML. The lease is for a free standing industrial facility containing approximately 24,000 square feet. The lease is for three years subject to a four (4) year extension. The initial monthly rent is $9 or the Landlord’s debt service for the mortgage for the facility, whichever is greater. The Company is responsible for all real estate taxes, utilities, and repairs. The Company and BML have a Cross Collateralization/Cross-Default/Cross-Guaranty Agreement with their lenders. BML has entered into a Collateral Assignment of Leases and Rents with their lenders. These agreements would become operative at the lenders’ option upon occurrence of a “Default” or an “Event of Default” as defined in the loan documents. The Company’s CEO has guaranteed the Company and BML notes and mortgages and has assigned a $750 life insurance policy to the lender.

Wheeling, Illinois

On November 13, 2012, the Company entered into an Industrial Lease with 120 Palatine, LLC an unaffiliated Illinois landlord. The lease is for approximately 68,000 square feet of space at the Company’s facility at 120 West Palatine, Wheeling, Illinois. The minimum annual base rent commences at $354 increasing to $423 by the tenth year. The Company will also pay, on a monthly basis, its share of the estimated operating expenses, real estate taxes, insurance costs and other building charges, not to exceed $130 for the first year of the lease. The Company has given the landlord a $150 stand-by letter of credit. Matthew Morse, CEO, personally guaranteed the lease effective as of November 13, 2012.

Elk Grove, Illinois

The Company exited the Elk Grove facility in February 2014, and relocated its operations to Wheeling, Illinois. The Company continues to pay the rent on this facility until the lease expires in August of 2015. On April 1, 2014, the Company entered into a Sublease Agreement (the “Sublease”) with DineInFresh Inc. (d/b/a Plated) (the “Subtenant”) under which the Subtenant would assume the Company’s lease for the Elk Grove facility through its expiration in August 2015, and all of the Company’s obligations thereunder. Under the terms of the Sublease, Subtenant will pay the Company rent in the amount of $160 per annum, payable monthly, and Subtenant is responsible for all utilities for the facility.

Item 3.	Legal Proceedings

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

After Andover Medical suspended its reporting obligations under the Securities Exchange Act of 1934 in March 2009, our Common Stock was quoted on the OTC Markets under the symbol “ADOV”. In connection with the merger between the Company and Lansal, the Company changed its ticker symbol on the OTC Markets to “HOTF”, which went effective September 6, 2013.

The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Markets. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. These prices give retroactive effect to the 1 for 39 reverse split effective upon the Merger.

Period	High	Low
Year Ending December 31, 2013
October 1, 2013 through December 31, 2013	$1.65	$1.38
July 1, 2013 through September 30, 2013	$1.50	$0.15
April 1, 2013 through June 30, 2013	$0.23	$0.02
January 1, 2013 through March 31, 2013	$0.18	$0.04

Year Ended December 31, 2012
October 1, 2012 through December 31, 2012	$0.21	$0.18
July 1, 2012 through September 30, 2012	$0.58	$0.19
April 1, 2012 through June 30, 2012	$0.74	$0.31
January 1, 2012 through March 31, 2012	$0.74	$0.31

Holders

As of December 31, 2013, there were 70 holders of record of our common stock and approximately 200 beneficial owners that we know of. The holders of record figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

Dividends

We have not declared nor paid any cash dividend on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, and we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors considers significant. There are no restrictions on our present ability to pay dividends to stockholders of our common stock, other than those prescribed by law.

Item 5.	Market for Registrant's Common Stock and Related Stockholder Matters (continued)

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2013 regarding compensation plans under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders	431,221	$—	2,568,779
Equity Compensation Plans not approved by shareholders	1,000,000	—	-
Total	1,431,221	$—	2,568,779

See “Equity Compensation Plan Information” under Item 12 below.

d) Securities Authorized for Issuance under Equity Compensation Plans (continued)

No options or warrants under an Equity Compensation Plan were exercised for the year ended December 31, 2013.

Rule 10B-18 Transactions

During the year ended December 31, 2013, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

On September 30, 2013, the Company issued 200,000 shares of common stock at $0.80 per share and an option to purchase 1,000,000 shares of Common Stock at $0.75 per share to a consultant of the Company pursuant to a consulting agreement, dated August 9, 2013, by and between the Company and the consultant.

In October 2013, the Company issued 937,500 shares of Common Stock at $0.80 per share and a warrant to purchase 468,750 shares with an exercise price of $2.00 per share for an aggregate purchase price of $750,000.

On December 31, 2013, the Company issued 133,750 shares of Common Stock to Alan Morse, the father of Matthew Morse, the Chief Executive Officer of the Company, in exchange for the forgiveness of $100,000 worth of principal and $7,000 worth of accrued and unpaid interest due by the Company to Alan Morse pursuant to a Note. This exchange was made pursuant to an Exchange and Release Agreement by and between the Company and Alan Morse, at an exchange price of $0.80 per share of Common Stock.

In January 2014, the Company issued 700,000 shares of Common stock at $0.80 per share and a warrant to purchase 350,000 shares with an exercise price of $2.00 per share for an aggregate purchase price of $560,000.

All of the Shares described above were exempt from registration pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act of 1933, as amended as not involving any public offering, and, where noted, Rule 506 of Regulation D promulgated thereunder. No discounts or commissions were paid and no underwriters were involved in the issuance of the Shares.

Item 6.	Selected Financial Data

The Company is a smaller reporting company as defined in Item 10 (f) of Regulation S-K and therefore is not required to provide the information under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

This Annual Report on Form 10-K and other reports filed by Hot Mama’s, Inc. (the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including risks relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements.  Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Report.

Overview of our Business

(All dollar amounts referred to herein are in thousands, except as otherwise indicated.)

We develop, manufacture, sell, and distribute perishable prepared foods including: salsa, hummus, pesto, dips, spreads, deli salads, entrees, side dishes and similar product categories. We continue to diversify our product offerings by integrating more entrees, side dishes, soups and sauces. Our products are manufactured conventionally (with preservatives), all-natural (without any artificial ingredients or substances), certified organic, Kosher, or with other designations as indicated by our customers. Our products appear in the market under our “Hot Mama’s Foods” brand, under the label of a wholesale brand customer (Contract or Copack), or under private label (the label of a retailer, or store brand). We market our products to regional and national retail grocery chains, distributors to the retail grocery industry, brand-holders requiring contract manufacturing services, restaurant chains, and secondary processors making assemblies using our products as components or ingredients. Our products are sold by our customers throughout the United States, Canada and Mexico.

We have experienced rapid growth in recent years. For the year ended December 31, 2013 revenues increased 15.2% to $33,322 as compared to $28,931 for the year ended December 31, 2012. Our growth has been driven by increased market penetration, additional product offerings, and, in part, by promotional and marketing efforts increasing awareness of the hummus category in particular. The Company had a large concentration of sales to two customers, which represent approximately 46% and 34%, respectively, of revenues for the year ended December 31, 2013 as compared to 53% and 30%, respectively, for the year ended December 31, 2012. As product lines grow and the marketing campaigns continue to be successful, we hope to increase our customer base. We do not have contracts with one of our two largest customers and no minimum purchases are required from any customer. Shipments are based upon firm purchase orders received from our customers.

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

Our primary sources of liquidity are cash flows from operations, short term working capital financing from $1,550 lines of credits, including a $250 line of credit for equipment, and various long-term debt financing activities. We plan to continue to increase revenues with focused sales efforts, existing account development, and additional product offerings. We will continue improvements in manufacturing equipment training, and processes, business systems, and overhead reduction to strengthen our gross profit and EBIDTA. However, in order to expand capacity and capability to enable us to capitalize on new opportunities, additional capital will be required. The Company has total purchase commitments for machinery and equipment and a new manufacturing system totaling approximately $2,233, of which $1,072 has been paid with the remaining balance expected to be paid within the next six months. Our business expansion may require additional capital resources that may be funded through the issuance of common stock or of notes payable or other debt instruments that may affect our debt structure. Our cash flow projections presently indicate that we will have sufficient liquidity to fund our ongoing operations for the next twelve months. There can be no assurances that we will be able to increase revenue or obtain additional capital.

On February 12, 2014, the Company entered into (1) a First Modification of Demand Revolving Line of Credit, (2) a First Modification of Equipment Line of Credit Note and Agreement, and (3) a newly issued Promissory Note with the bank. The loans were each funded by the bank on February 14, 2014.

The Amended Line of Credit is a modification of the existing Demand Line of Credit Note, dated December 28, 2012 in the original maximum principal amount of $1,300. The Amended Line of Credit increases the maximum principal amount thereunder to $2,500. The interest rate is equal to the prime rate plus 0.75%. The Company must make monthly payments of interest only and the entire amount is due on demand by the bank.

The Amended Equipment Loan renews and modifies the existing Equipment Line of Credit Note and Agreement, dated December 28, 2012, in the maximum principal amount of $250. Under the terms of the Amended Equipment Loan, the interest rate is equal to the prime rate plus 1%, with an option to fix at the seven year Federal Home Loan Bank of Boston rate then in effect plus 2.5%.The Company must make interest payments only until February 13, 2015 (the “Draw Period”), and during such period the principal is payable on demand. After the Draw Period, the principal and interest then outstanding are repayable over seven years in monthly instalments on an 84 month amortization schedule.

The Promissory Note is in the principal amount of $924. The interest rate is equal to the prime rate plus 1%, with an option to fix at the seven year Federal Home Loan Bank of Boston rate then in effect plus 2.5%. The Promissory Note has a term of seven years and interest and principal are payable in monthly installments based on an 84 month amortization schedule. If there a default under the terms of the Promissory Note, the balance due thereunder becomes immediately due and payable at the option of the bank.

If the Amended Equipment Loan or Promissory Note is refinanced with a third party lending institution, the Company will be subject to a prepayment premium of 3% of the prepaid amount during the first year of the refinancing, 2% of the prepaid amount during the second year of the refinancing, and 1% of the prepaid amount during the third year of refinancing.

The Loans contain customary affirmative, negative, and financial covenants, and events of default, which the Company is in compliance with as of December 31, 2013.

General

Management’s discussion and analysis of results of operations and financial condition is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiary.  This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying financial notes, and with the Critical Accounting Policies noted below.

Results of Operations 2013 Compared to 2012

Net Revenues

Net revenues increased $4,391 (15.2%) to $33,322 for the year ended December 31, 2013, as compared to $28,931 for the year ended December 31, 2012. The Hummus product line represents the major portion of sales and accounted for approximately 71% and 68% of total revenues for the years ended December 31, 2013 and 2012, respectively. Hummus revenues increased $3,392 or 17.3% for the year ended 2013 as compared to 2012. This increase in revenues is primarily due to the higher volume as a result of effective marketing campaigns, and product quality as compared to competition. Two customers accounted for 80% of revenues for the year ended December 31, 2013 as compared to 83% for the year ended December 31, 2012. As product lines grow and the marketing campaigns continue to be successful, we hope to increase our customer base. We have a contract with one of our two largest customers; however, there are no contractual commitments by any customer. Shipments are based upon firm purchase orders received from our customers.

Gross Margin

Gross profit decreased $14 (0.3%) to $4,957 for the year ended December 31, 2013 as compared to $4,971 for the year ended December 31, 2012. The decrease in gross profit is attributed to an increase in material and direct and indirect labor costs mostly offset by the increase in revenues noted above. Gross profit as a percentage of sales was 14.8% for the year ended December 31, 2013 as compared to 17.2% for the year ended December 31, 2012. The decrease is driven by higher material and direct and indirect labor costs. The Company is addressing the material cost increases with its vendors and reviewing its manufacturing operations to improve efficiency.

Operating Expenses

Total selling, general and administrative expenses increased $2,646 (61.8%) to $6,930 for the year ended December 31, 2013 as compared to $4,284 for the year ended December 31, 2012. This increase is primarily attributed to share-based compensation of $1,672 associated with the issuance of stock and warrants. Excluding share-based compensation, total selling, general and administrative expenses increased $974 or 22.7% as a result of an increase in salaries and other payroll costs related to additional personnel to strengthen the organization as well as higher consulting and professional fees associated with the merger.

We have performed a review of our operations and organizational structure with the view of strengthening our organization and lowering overhead costs. In connection with the review, we have incurred a restructuring charge of $79 for the year ended December 31, 2013 for personnel severance costs.

Income From Operations

As a result of the above, the Company recorded a loss from operations of $2,052 for the year ended December 31, 2013 as compared to income from operations of $687 for the year ended December 31, 2012.

Other Expense

Interest expense was $151 for the year ended December 31, 2013 as compared to $137 for the year ended December 31, 2012. Other income for the year ended December 31, 2013 included a gain of $19 from the sale of fixed assets.

Income (Loss) before Income Taxes

As a result of the above, the Company recorded a loss before taxes of $2,184 for the year ended December 31, 2013 as compared to income before taxes of $550 for the year ended December 31, 2012.

Provision (Benefit) for Income Taxes

For the year ended December 31, 2013 the Company recorded an income tax benefit of $775 as compared to an income tax provision of $231 for the year ended December 31, 2012. The change is due to the loss for the year ended December 31, 2013. These amounts represent the effective federal and state rate on the Company’s income (loss) before taxes.

Net Income (Loss)

As a result of the above, the Company recorded a net loss of $1,409 for the year ended December 31, 2013 as compared to net income of $319 for the year ended December 31, 2012.

Liquidity and Capital Resources

December 31, 2013 Principal Sources and Uses of Funds

At December 31, 2013 the Company had a working capital deficit of $369 as compared to $223 of positive working capital at December 31, 2012. This resulted primarily from the increase in the Company’s accounts payable, accrued expenses, and bank overdraft.

During the year ended December 31, 2013, the Company had a net decrease in cash of $178. The principal sources and uses of funds were as follows:

Cash provided by operating activities: For the year ended December 31, 2013 the Company generated $1,261 of cash from operating activities as compared to $411 for the year ended December 31, 2012. This increase is primarily attributed to an increase in accounts payable and accrued expenses, as well the overdraft at the bank offset partially by an operating loss.

Cash used in investing activities: Net cash used in investing activities was $2,017 for the year ended December 31, 2013 as compared to $989 for the year ended December 31, 2012 due primarily to an increase in the purchase of equipment for our Wheeling, Illinois facility.

Cash provided by (used in) financing activities: Net cash provided by financing activities was $578 for the year ended December 31, 2013 as compared to cash provided by financing activities of $906 for the year ended December 31, 2012. This decrease is attributed mostly to the activity in the line of credit, lower cash proceeds from financing offset partally by lower repayements of obligations.

 Financing Activities

In December 2012, the Company negotiated a revolving line of credit with a bank in the amount of $1,300, which requires monthly interest payments at a rate of prime plus 0.5% (3.75% at December 31, 2013), but at no time shall the interest rate be less than 4.0% per annum. The availability of loans is subject to certain restrictions based upon accounts receivable. All unpaid principal and interest under this line is immediately payable upon demand (whether or not scheduled payments have been timely made) and the Company will be in default if not paid immediately once demand is made. The lender maintains the sole and exclusive discretion as to whether to continue with this line of credit. All unpaid principal and interest shall be immediately due and payable upon demand. At December 31, 2013 the balance on the line of credit was $408. The availability on the line of credit was $806 at December 31, 2013.

In December 2012, The Company also signed an additional line of credit for equipment in the amount of $250. All advances are at the sole discretion of the bank. These advances may be used only for eligible equipment and may not exceed 80% of the equipment value. Interest commences at the date of advance and is payable monthly. Advances are payable (including interest) over 60 months at a rate of prime plus 1%, but at no time shall the interest rate be less than 4.0%. The balance on this line of credit was $250 at December 31, 2013.

The Company also has an available credit card line of credit in the amount of $50, subject to variable credit card interest rates and repayment terms. At December 31, 2013, the Company had an outstanding balance of $45, which is included in accounts payable in the accompanying balance sheet. There was no outstanding balance on this credit card line at December 31, 2012.

The lines of credit are secured by substantially all of the Company’s assets, BML Holdings LLC and mortgages on property owned by the shareholder as well as being guaranteed by the stockholder.

On February 12, 2014, the Company entered into (1) a First Modification of Demand Revolving Line of Credit, (2) a First Modification of Equipment Line of Credit Note and Agreement, and (3) a newly issued Promissory Note with the bank. The loans were each funded by the bank on February 14, 2014.

The Amended Line of Credit is a modification of the existing Demand Line of Credit Note, dated December 28, 2012 in the original maximum principal amount of $1,300. The Amended Line of Credit increases the maximum principal amount thereunder to $2,500. The interest rate is equal to the prime rate plus 0.75%. The Company must make monthly payments of interest only and the entire amount is due on demand by the bank.

The Amended Equipment Loan renews and modifies the existing Equipment Line of Credit Note and Agreement, dated December 28, 2012, in the maximum principal amount of $250. Under the terms of the Amended Equipment Loan, the interest rate is equal to the prime rate plus 1%, with an option to fix at the seven year Federal Home Loan Bank of Boston rate then in effect plus 2.5%.The Company must make interest payments only until February 13, 2015 (the “Draw Period”), and during such period the principal is payable on demand. After the Draw Period, the principal and interest then outstanding are repayable over seven years in monthly instalments on an 84 month amortization schedule.

The Promissory Note is in the principal amount of $924. The interest rate is equal to the prime rate plus 1%, with an option to fix at the seven year Federal Home Loan Bank of Boston rate then in effect plus 2.5%. The Promissory Note has a term of seven years and interest and principal are payable in monthly installments based on an 84 month amortization schedule. If there a default under the terms of the Promissory Note, the balance due thereunder becomes immediately due and payable at the option of the bank.

The lines of credit, excluding the credit card line of credit, are secured by substantially all of the Company’s assets, BML Holdings LLC and mortgages on property owned by the shareholder as well as being guaranteed by the stockholder.

If the Amended Equipment Loan or Promissory Note is refinanced with a third party lending institution, the Company will be subject to a prepayment premium of 3% of the prepaid amount during the first year of the refinancing, 2% of the prepaid amount during the second year of the refinancing, and 1% of the prepaid amount during the third year of the refinancing.

The Loans contain customary affirmative, negative, and financial covenants, and events of default, such as debt service coverage and debt to net worth. The Company is in compliance with all covenants as of December 31, 2013.

Our primary sources of liquidity are cash flows from operations, short term working capital financing from a $1,550 line of credit, and various long-term debt financing activities. We plan to continue to increase revenues with focused sales efforts, existing account development, and additional product offerings. We will continue improvements in manufacturing equipment, training, and processes, business systems, and overhead reduction to strengthen our gross profit and EBIDTA. However, in order to expand capacity and capability to enable us to capitalize on new opportunities, additional capital will be required. The Company has total purchase commitments for machinery and equipment and a new manufacturing system totaling approximately $2,233, of which $1,072 has been paid with the remaining balance expected to be paid within the next six months. Our business expansion may require additional capital resources that may be funded through the issuance of common stock or of notes payable or other debt instruments that may affect our debt structure. Our cash flow projections presently indicate that we will have sufficient liquidity to fund our ongoing operations for the next twelve months. There can be no assurances that we will be able to increase revenue or obtain additional capital.

 Our capital requirements are large at this time to support our growth. In the foreseeable future, we will continue to have large capital needs to finance the expansion of facilities and capacity. The Company is currently SQF (“Safe Quality Food”) compliant and Wheeling, IL facility is being updated to also comply. We are confident that we will be able to secure the necessary funding, when necessary, to fund our operations and plans for at least the next twelve months. However, there can be no assurance that the funding will be available when required.

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

Critical Accounting Estimates

In preparing the financial statements and accounting for the underlying transactions and balances, the Company applies its accounting policies as disclosed in Note 2 of our Notes to the Consolidated Financial Statements. The Company’s accounting policies that require a higher degree of judgment and complexity used in the preparation of financial statements include:

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

Stock-based Compensation - The Company accounts for stock-based awards to employees in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all employee stock options, we recognize expense over the requisite service period on an accelerated basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense. Options to purchase shares of common stock to non-employees in exchange for services are accounted for as variable awards in accordance with applicable accounting principles. Such awards are valued using the Black-Scholes option pricing model.

Income Taxes - Deferred income taxes reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are classified as current or non-current based on the classification of the related assets or liabilities for financial reporting, or according to the expected reversal dates of the specific temporary differences, if not related to an asset or liability for financial reporting. Valuation allowances are established against deferred tax assets if it is more likely than not that the assets will not be realized.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in operations in the period that includes the enactment date.

Off Balance Sheet Arrangements

The Company is not party to any off-balance sheet arrangements that may affect its financial position of results of operations.

New Accounting Pronouncements:

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The Issuer is not required to provide the information called for in this item due to its status as a Smaller Reporting Company.

Item 8.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Hot Mama’s Foods, Inc.

Springfield, MA

We have audited the accompanying consolidated balance sheets of Hot Mama’s Foods, Inc. and Affiliate (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2013.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the two year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/Friedman LLP
East Hanover, NJ
April 8, 2014

HOT MAMA’S FOODS, INC.

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$150	$328
Accounts receivable, net of allowance for doubtful accounts of $35 and $-0-	1,415	1,204
Inventories	1,720	1,339
Prepaid expenses and other current assets	178	38
Deferred income tax	364	87
Total current assets	3,827	2,996

Property, plant and equipment, net	4,962	3,556
Intangibles	64	68
Other assets	14	14
Deferred income tax	551	-

Total assets	$9,418	$6,634

LIABILITIES AND EQUITY

Current liabilities:
Bank and equipment lines of credit	$658	$789
Accounts payable	1,557	811
Cash overdraft	836	-
Accrued expenses	523	240
Capital leases – current portion	16	104
Notes payable – other - current portion	570	689
Note payable – related party - current portion	-	100
Mortgage payable – current portion	36	40
Total current liabilities	4,196	2,773

Capital leases	6	17
Notes payable – other	567	602
Mortgage payable	1,136	1,153
Deferred income tax	345	292

Total liabilities	6,250	4,837

Commitments and contingencies

Stockholders’ equity
Convertible preferred stock, $1,000 face value, $0.001 par value, 1,000,000 shares authorized Series A 6% convertible preferred stock, $0.001 par value, 44,623 and 38,330 shares issued and outstanding as of December 31, 2013 and 2012, respectively	-	-
Common stock, 300,000,000 shares authorized, $0.001 par value, 22,832,290 and 18,512,203 shares issued and outstanding at December 31, 2013 and 2012, respectively	23	19
Additional paid-in capital	3,305	529
Retained earnings (accumulated deficit)	(377)	988
Total Hot Mama’s Foods stockholders’ equity	2,951	1,536

Non-controlling interest	217	261

Total equity	3,168	1,797

Total liabilities and equity	$9,418	$6,634

The accompanying notes are an integral part of the consolidated financial statements.

HOT MAMA’S FOODS, INC.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	For the years ended December 31,
	2013	2012

Net revenues	$33,322	$28,931

Cost of goods sold	28,365	23,960

Gross profit	4,957	4,971

Operating expenses:
Selling, general and administrative	6,930	4,284
Restructuring charge	79	-

Total operating expenses	7,009	4,284

Income (loss) from operations	(2,052)	687

Other income (expense):
Interest expense	(151)	(137)
Gain on sale of fixed asset	19	-

Total other expense	(132)	(137)

Income (loss) before income taxes	(2,184)	550

Provision (benefit) for income taxes	(775)	231

Net income (loss)	(1,409)	319

Net income (loss) attributable to non-controlling interest	(44)	(33)

Net income (loss) attributable to Hot Mama’s Foods, Inc.	$(1,365)	$352

Basic and diluted income (loss) per common share	$(0.07)	$0.02

Weighted average number of shares outstanding
Basic and diluted	19,467,161	18,512,303

The accompanying notes are an integral part of the consolidated financial statements.

HOT MAMA’S FOODS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

	Series A Preferred		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid In Capital	Retained Earnings (Accumulated Deficit)	Total Hot Mama's Foods, Inc. Stockholders’ Equity	Non- controlling interest	Total Equity
Balances at January 1, 2012	-	$-	100,000	$17	$-	$636	$653	$294	$947

Forgiveness of note payable – related party	-	-	-	531	-	-	531	-	531

Net income						352	352	(33)	319

Reverse merger recapitalization	38,330	-	18,412,203	(529)	529	-	-	-	-

Balances at December 31, 2012	38,330	$-	18,512,203	$19	$529	$988	$1,536	$261	$1,797

Asset purchase of Andover Medical	4,016	-	1,940,493	2	248	-	250	-	250

Share based compensation	2,277		1,308,344	1	1,672	-	1,673	-	1,673

Private placement of common stock			937,500	1	749	-	750	-	750

Note payable – related party converted to common stock			133,750	-	107	-	107	-	107

Net loss for the period	-	-	-	-	-	(1,365)	(1,365)	(44)	(1,409)

Balances at December 31, 2013	44,623	$-	22,832,290	$23	$3,305	$(377)	$2,951	$217	$3,168

The accompanying notes are an integral part of the consolidated financial statements.

HOT MAMA’S FOODS, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the years ended December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(1,409)	$319
Adjustments to reconcile net income (loss) to net cash Provided by operating activities:
Deferred income taxes	(775)	231
Allowance for doubtful accounts	35	-
Depreciation and amortization	649	608
Share-based compensation expense	1,672	-
Gain on sale of fixed asset	(19)	-
Interest expense – related party	7	-
Changes in assets and liabilities:
Increase in accounts receivable	(246)	(229)
Increase in inventories	(381)	(201)
(Increase) decrease in prepaid expenses and other current assets	(137)	(7)
(Increase) in other assets	-	(14)
Increase (decrease) in accounts payable	746	(208)
Increase in bank overdraft	836	-
Increase in accrued expenses	283	(88)
Net cash provided by operating activities	1,261	411

Cash flows from investing activities:
Proceeds from sale of fixed asset	31	-
Acquired intangible assets	-	(57)
Acquisition of equipment	(2,048)	(932)
Net cash used in investing activities	(2,017)	(989)

Cash flows from financing activities:
Activity in line of credit, net	(131)	559
Proceeds from issuance of mortgage, net of deferred financing costs	517	1,193
Repayment of mortgage payable	(538)	(938)
Repayment of notes payable - other	(276)	(1,203)
Proceeds from issuance of notes payable - other	105	1,471
Repayment of capitalized lease obligations	(99)	(176)
Cash proceeds associated with reverse merger	250	-
Proceeds from sale of common stock	750	-
Net cash provided by financing activities	578	906

Net increase (decrease) in cash	(178)	328
Cash, beginning of year	328	-
Cash, end of year	$150	$328

Supplemental cash flow information:
Taxes paid	$-	$-
Interest paid	$150	$215

Non-cash financing and investing activities:
Par value of common stock issued to stockholders of Andover Medical	$2	$-
Note payable converted to common stock	$107	$-
Forgiveness of related party note payable	$-	$531

The accompanying notes are an integral part of the consolidated financial statements.

HOT MAMA’S FOODS, INC.

Notes To Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts)

1.	Business, Organization, and Liquidity

Business and Organization

Hot Mama’s Foods, Inc. was formed as a sole-proprietorship in Amherst, Massachusetts, in 1984 as a maker of a variety of fresh salsa recipes, distributed directly to small local retailers by its owner-operator. The company was maintained as a sole-proprietorship until its incorporation on January 29, 1999 as a C corporation under the name Lansal, Inc. (“Lansal”) under the laws of the Commonwealth of Massachusetts. On July 26, 2013, the Company completed a Merger Agreement with Andover Medical, Inc. (“Andover”), a corporation organized under the laws of the State of Delaware on September 9, 2005.

Hot Mama’s Foods, Inc. manufactures and packages natural and organic food products for retail sale, private label, and food service operations. Among these products are salsa, hummus, dips, and sauces. Customers are located throughout the United States, but our customers distribute our product primarily east of the Mississippi. The Company has manufacturing facilities located in Springfield, Massachusetts, and also a new leased facility in Wheeling, Illinois.

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

HOT MAMA’S FOODS, INC.

Notes To Consolidated Financial Statements

 (Amounts in thousands, except share and per share amounts)

2.	Summary of Significant Accounting Policies

Principles of Consolidation:

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the Company’s accounts as well as those of BML Holdings, LLC, variable interest entity (“VIE”) for which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated.

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

Non-controlling interests

The Company presents non-controlling interests as a component of equity. Income and losses attributable to the non-controlling interests associated with BML Holdings, LLC are presented separately in the Company’s consolidated financial statements.

Revenue Recognition:

The Company recognizes revenue when the product’s title and risk of loss transfers based upon shipping terms. The policy meets the four following criteria (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the seller’s price to the buyer is fixed and determinable and (iv) collectability is reasonably assured. The Company’s sales policy is to require customers to provide orders with the agreed upon selling prices and shipping terms. The Company evaluates the credit risk of each customer and establishes an allowance of doubtful accounts for any credit risk. Sales returns and allowances are estimated upon shipment and based upon historical experience is nil.

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

The Company’s current financial assets and liabilities approximate fair value due to their short term nature and include cash, accounts receivable, accounts payable, notes payable, mortgage payable, capital leases and line of credit.

HOT MAMA’S FOODS, INC.

Notes To Consolidated Financial Statements

 (Amounts in thousands, except share and per share amounts)

2.	Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk:

Cash held in banks: The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

Accounts Receivable: Customer accounts typically are collected within a short period of time, and based on its assessment of current conditions and its experience collecting such receivables, management believes it has no significant risk related to its concentration within its accounts receivable (see Note 18).

Inventories:

Inventories are stated at the lower of cost or market.  Cost is determined on a first-in, first-out basis.  The Company regularly assesses the shelf-life of inventories and reserve for those inventories when it becomes apparent the product will not be sold or raw materials will not be utilized in the production process within freshness specifications. An allowance for obsolete finished goods or packaging materials was not deemed necessary as of December 31, 2013 and 2012.

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

Intangible Assets:

In connection with asset acquisitions, the Company amortizes its trade name using the straight-line method over fifteen years. Additionally, deferred financing costs are amortized are amortized over three to ten years, the life of the related bank loan.

Deferred Income Taxes

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

HOT MAMA’S FOODS, INC.

Notes To Consolidated Financial Statements

 (Amounts in thousands, except share and per share amounts)

2.	Summary of Significant Accounting Policies (continued)

Deferred Income Taxes (continued)

Income Tax Uncertainties

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

The Company’s initial and ongoing evaluations is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. The Company recognizes interest and penalties as incurred in other income (expense), net in the Consolidated Statements of Operations. There were no liabilities recorded for uncertain tax positions at December 31, 2013 and 2012.

Net Income (Loss) Per Common Share:

Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, including common stock equivalents, such as stock options and warrants using the treasury stock method.  Diluted loss per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period and excludes the anti-dilutive effects of common stock equivalents that decrease the weighted-average number of shares outstanding on a hypothetical conversion. In instances where the Company has a net loss, basic and diluted loss per share are determined to be the same as the increase of weighted-average number of shares would decrease the net loss per share.

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

HOT MAMA’S FOODS, INC.

Notes To Consolidated Financial Statements (Continued)

 (Amounts in thousands, except share and per share amounts)

2.	Summary of Significant Accounting Policies (continued)

Long-Lived Assets:

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses have been recognized for the years ended December 31, 2013 and 2012, respectively.

Accounts Receivable:

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information.  The Company continuously monitors credit limits for and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified.  While such credit losses have historically been within the Company’s expectation and the provision established, the Company cannot guarantee that this will continue. As of December 31, 2013, the allowance for doubtful accounts was $35. An allowance for doubtful accounts was not deemed necessary at December 31, 2012.

New Accounting Pronouncements:

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

3.	Variable Interest Entity

The Company holds a variable interest in BML Holdings, LLC (“BML”). BML is the lessor of the Company's Springfield, MA facility and is owned 100% by Morse. The Company and BML have a Cross-Collateralization/Cross-Default/Cross-Guaranty Agreement with their lenders. BML has entered into a Collateral Assignment of Leases and Rents with the lenders. These agreements would become operative at the lenders’ option upon occurrence of a “Default” or an “Event of Default” pursuant to the loan documents. Morse has personally guaranteed the Company and BML notes and mortgages, and has assigned a $750 life insurance policy.

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

The Company reassesses, every reporting period, the presentation of BML to conclude if consolidation is required. As such, the conclusion regarding the primary beneficiary status is subject to change and circumstances are continually reevaluated.

The classification and carrying amounts of assets and liabilities of BML in the consolidated balance sheet are as follows for the period ended December 31, 2013 and 2012:

	December 31,
	2013	2012

Current assets	$13	$242
Property and equipment	942	1,024
Intangible assets	35	32
	$990	$1,298

Mortgage payable	$1,172	$1,192
Non-controlling interest	217	261
	$1,389	$1,453

HOT MAMA’S FOODS, INC.

Notes To Consolidated Financial Statements (Continued)

 (Amounts in thousands, except share and per share amounts)

4.	Basic and Diluted Net Income (Loss) Per Share

Net income (loss) per share has been computed according to FASB ASC 260, “Earnings per Share,” which requires a dual presentation of basic and diluted earnings (loss) per share (“EPS”). Basic EPS represents net income (loss) divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS reflects the potential dilution that could occur if securities, including warrants and options, were converted into common stock. The Company has no outstanding instruments that would be dilutive.

	December 31, 2013	December 31, 2012
Basic net income (loss) per share computation:
Net income (loss)	$(1,365)	$352
Weighted-average common shares outstanding	19,467,161	18,512,203
Basic net income (loss) per share	$(0.07)	$0.02
Diluted net income (loss) per share computation
Net income (loss)	$(1,365)	$352
Weighted-average common shares outstanding	19,467,161	18,512,203
Incremental shares	-	-
Total adjusted weighted-average shares	19,467,161	18,512,203
Diluted net income (loss) per share	$(0.07)	$0.02

The following table summarizes the equivalent number of potential common shares assuming the related securities that were outstanding as of December 31, 2013 were converted:

	2013	2012
Convertible preferred stock	11,837,482	-
Warrants	9,422,771	-
Stock options	431,221	-
Total	21,691,474	-

5.	Inventories

Inventories consist of:

	December 31,
	2013	2012
Ingredients and packaging	$1,360	$985
Work-in-process	15	11
Finished goods	345	343
	$1,720	$1,339

6.	Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	December 31,
	2013	2012

Land and buildings	$1,169	$1,169
Leasehold Improvements	82	69
Vehicles	222	222
Construction in progress	1,801	-
Machinery and equipment	5,124	4,944
Furniture, Fixtures and Office Equipment	227	205
Less: Accumulated depreciation & amortization	(3,663)	(3,053)
	$4,962	$3,556

HOT MAMA’S FOODS, INC.

Notes To Consolidated Financial Statements (Continued)

 (Amounts in thousands, except share and per share amounts)

6.	Equipment and Leasehold Improvements (continued)

Depreciation and amortization expense related to the assets above for the years ended December 31, 2013 and 2012 was $628 and $603, respectively.

Construction in progress represents amounts paid on the build out of the Wheeling, IL location. Remaining costs to be incurred are estimated at approximately $1,100. The Company expects to complete the build out in the first half of 2014.

7.	Intangible Assets

Intangible assets consist of deferred financing costs and trade names and are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives.

The components of intangible assets are as follows:

	(in thousands, except per share data)
	December 31, 2013	December 31, 2012	Useful lives
Deferred financing fees	$150	$133	3 – 10 years
Trade names	79	79	15 years
Total intangible assets	$229	$212
Less: accumulated amortization	165	144
	$64	$68

 Amortization expense related to intangible assets included in depreciation and amortization was $21 and $ 7 for the years ended December 31, 2013 and 2012, respectively.

8.	Line of Credit

Revolving Line of Credit:

In December 2012, the Company negotiated a revolving line of credit with a bank in the amount of $1,300, which requires monthly interest payments at a rate of prime plus 0.5% (3.75% at December 31, 2013 and December 31, 2012), but at no time shall the interest rate be less than 4.0% per annum. The availability of loans is subject to certain restrictions based upon accounts receivable. All unpaid principal and interest under this line is immediately payable upon demand (whether or not scheduled payments have been timely made) and Company will be in default if not paid immediately once demand is made. The lender maintains the sole and exclusive discretion as to whether to continue with this line of credit. All unpaid principal and interest shall be immediately due and payable upon demand. The balance on the line of credit was $408 and $779 at December 31, 2013 and December 31, 2012, respectively. The availability on the line of credit was $806 as of December 31, 2013. At December 31, 2012, there was a remaining balance of $10 on the second line of credit, which was repaid in January 2013.

The credit facility requires the Company to comply with certain financial covenants, such as global debt service coverage, debt to net worth ratio, and the debt services ratio, the fixed charge ratio and debt to net worth. At December 31, 2013, the Company was in compliance with all the required financial covenants.

Equipment Line of Credit:

In December 2012, The Company also signed an additional line of credit for equipment in the amount of $250. All advances are at the sole discretion of the bank. These advances may be used only for eligible equipment and may not exceed 80% of the equipment value. Interest commences at the date of advance and is payable monthly. Advances are payable (including interest) over 60 months at a rate of prime plus 1%, but at no time shall the interest rate be less than 4.0%. The balance on the line of credit for equipment was $250 and $-0- at December 31, 2013 and December 31, 2012.

Credit Card Line of Credit:

The Company also has an available credit card line of credit in the amount of $50, subject to variable credit card interest rates and repayment terms. At December 31, 2013, the Company had an outstanding balance of $45, which is included in accounts payable in the accompanying balance sheet. There was no outstanding balance on this credit card line at December 31, 2012.

The lines of credit are secured by substantially all of the Company’s assets, BML Holdings LLC and mortgages on property owned by the shareholder as well as being guaranteed by the stockholder.

HOT MAMA’S FOODS, INC.

Notes To Consolidated Financial Statements (Continued)

 (Amounts in thousands, except share and per share amounts)

8.	Line of Credit (continued)

Amended Line of Credit:

On February 12, 2014, the Company entered into (1) a First Modification of Demand Revolving Line of Credit, (2) a First Modification of Equipment Line of Credit Note and Agreement, and (3) a newly issued Promissory Note with the bank. The loans were each funded by the bank on February 14, 2014.

The Amended Line of Credit is a modification of the existing Demand Line of Credit Note, dated December 28, 2012 in the original maximum principal amount of $1,300. The Amended Line of Credit increases the maximum principal amount thereunder to $2,500. The interest rate is equal to the prime rate plus 0.75%. The Company must make monthly payments of interest only and the entire amount is due on demand by the bank.

The Amended Equipment Loan renews and modifies the existing Equipment Line of Credit Note and Agreement, dated December 28, 2012, in the maximum principal amount of $250. Under the terms of the Amended Equipment Loan, the interest rate is equal to the prime rate plus 1%, with an option to fix at the seven year Federal Home Loan Bank of Boston rate then in effect plus 2.5%.The Company must make interest payments only until February 13, 2015 (the “Draw Period”), and during such period the principal is payable on demand. After the Draw Period, the principal and interest then outstanding are repayable over seven years in monthly instalments on an 84 month amortization schedule.

The lines of credit, excluding the credit card line of credit, are secured by substantially all of the Company’s assets, BML Holdings LLC and mortgages on property owned by the shareholder as well as being guaranteed by the stockholder.

If the Amended Equipment Loan or Promissory Note is refinanced with a third party lending institution, the Company will be subject to a prepayment premium of 3% of the prepaid amount during the first year of the refinancing, 2% of the prepaid amount during the second year of the refinancing, and 1% of the prepaid amount during the third year of the refinancing.

The Loans contain customary affirmative, negative, and financial covenants, and events of default. The 2014 amended loan did not change any of the covenants.

9.	Accrued Expenses

Accrued expenses - other consist of the following:

	December 31,
	2013	2012

Accrued payroll	$200	$139
Accrued vacation expense	282	30
Accrued – other	41	71
	$523	$240

HOT MAMA’S FOODS, INC.

Notes To Consolidated Financial Statements (Continued)

 (Amounts in thousands, except share and per share amounts)

10.	Notes Payable – Related Party

The Company borrowed $100 in exchange for a note payable to Morse’s father. The note was an unsecured demand note and interest was payable annually at the rate of 7.0%. In December 2013, the note to related party in the amount of $107 was converted into 133,750 shares of the Company’s common stock at the fair market price of $0.80 per share. The unpaid balance including unpaid interest was $-0- and $100 at December 31, 2013 and 2012, respectively.

The Company had an additional unsecured demand note, payable to Morse, and subordinated to the banks. Interest is payable annually at the rate of 6.0%. During 2012, the stockholder forgave the outstanding balance of $531. Such amount was recorded as a contribution of capital in stockholders’ equity in the accompanying consolidated balance sheet.

11.	Notes Payable - Other

The Company has entered into various notes payables with banks that are also secured by all of the Company’s assets and guaranteed by Morse and BML. These loans are subordinated to the line of credit (see Note 8). The interest rates range from 4% to 7.5%.

The annual maturities of long-term debt for the five fiscal years subsequent to December 31, 2013 are as follows:

2014	$570
2015	120
2016	121
2017	124
2018	97
Thereafter	105
Total	$1,137

In February 2014, the Company entered into a Promissory Note in the principal amount of $924 with a bank. The interest rate is equal to the prime rate plus 1%, with an option to fix at the seven year Federal Home Loan Bank of Boston rate then in effect plus 2.5%. The Promissory Note has a term of seven years and interest and principal are payable in monthly installments based on an 84 month amortization schedule. If there a default under the terms of the Promissory Note, the balance due thereunder becomes immediately due and payable at the option of the bank.

12.	Capital Leases

The Company has entered into lease commitments for machinery and equipment that meet the requirements for capitalization. The equipment has been capitalized and shown in machinery and equipment in the accompanying balance sheets.  The related obligations are also recorded in the accompanying balance sheets and are based upon the present value of the future minimum lease payments with interest rates ranging from 6.7% to 21%.  There were no new capital lease obligations during 2013.

At December 31, 2013, future payments under capital leases are as follows over each of the next five fiscal years:

2014	$16
2015	8
Total minimum lease payments	24
Less amounts representing interest	(2)
Present value of minimum lease payments	22
Less current portion	(16)
Long-term capital lease obligation	$6

Total assets held under capital leases as of December 31, 2013 was approximately $448.

HOT MAMA’S FOODS, INC.

Notes To Consolidated Financial Statements (Continued)

 (Amounts in thousands, except share and per share amounts)

13.	Mortgage Payable

BML acquired commercial real estate in Springfield, MA. In conjunction with the real estate acquisition, and the Company’s bank refinancing and bank notes, the Company and BML entered into a Cross-Collateralization/Cross-Default/Cross-Guaranty Agreement with their lenders. Additionally, BML has entered into a Collateral Assignments of Leases and Rents with those lenders. These agreements would become operative at the lenders’ option upon the occurrence of a “Default” or an “Event of Default” pursuant to the Loan Documents. The stockholder has guaranteed the notes and mortgages, and has assigned a $750 life insurance policy. This real estate is utilized by Lansal, Inc. for its operations (see Note 3). BML has a mortgage on the property with United Bank. The term of the loan is for 30 years at an interest rate of 5.25%. The mortgage expires December 1, 2032. As of December 31, 2013, the outstanding balance was $1,172, of which $36 was current and $1,136 was long-term.

The annual maturities of long-term debt for the five fiscal years subsequent to December 31, 2013 are as follows:

2014	$36
2015	36
2016	38
2017	40
2018	43
Thereafter	979
Total	$1,172

14.	Commitments and Contingencies

Purchase Commitments

The Company has total purchase commitments for machinery and equipment and a new manufacturing system totaling approximately $2,233, of which $1,072 has been paid with the remaining balance expected to be paid within the next six months.

Operating Leases

Springfield, Massachusetts

On January 1, 2012, the Company entered into a Commercial Lease with BML Holdings, LLC (“BML”), a Massachusetts limited liability company for its facility at 134 Avocado Street, Springfield, Massachusetts. The landlord is an entity owned by Matthew Morse, the Company’s CEO and the Company is considered the primary beneficiary of BML. The lease is for a free standing industrial facility containing approximately 24,000 square feet. The lease is for three years subject to a four (4) year extension. The initial monthly rent is $9 or the Landlord’s debt service for the mortgage for the facility, whichever is greater. The Company is responsible for all real estate taxes, utilities, and repairs. The Company and BML have a Cross Collateralization/Cross-Default/Cross-Guaranty Agreement with their lenders. BML has entered into a Collateral Assignment of Leases and Rents with their lenders. These agreements would become operative at the lenders’ option upon occurrence of a “Default” or an “Event of Default” as defined in the loan documents. The Company’s CEO has guaranteed the Company and BML notes and mortgages and has assigned a $750 life insurance policy to the lender.

Wheeling, Illinois

On November 13, 2012, the Company entered into an 10 year lease with Industrial Lease with 120 Palatine, LLC an unaffiliated Illinois landlord. The lease is for approximately 68,000 square feet of space at the Company’s facility at 120 West Palatine, Wheeling, Illinois. The minimum annual base rent commences at $354 increasing to $423 by the tenth year. The Company will also pay, on a monthly basis, its share of the estimated operating expenses, real estate taxes, insurance costs and other building charges, not to exceed $130 for the first year of the lease. The Company has given the landlord a $150 stand-by letter of credit. Matthew Morse, CEO, personally guaranteed the lease effective as of November 13, 2012.

HOT MAMA’S FOODS, INC.

Notes To Consolidated Financial Statements (Continued)

 (Amounts in thousands, except share and per share amounts)

14.	Commitments and Contingencies (continued)

Elk Grove, Illinois

The Company exited the Elk Grove facility in February 2014, and relocated its operations to Wheeling, Illinois. The Company continues to pay the rent on this facility until the lease expires in August of 2015. On April 1, 2014, the Company entered into a Sublease Agreement (the “Sublease”) with DineInFresh Inc. (d/b/a Plated) (the “Subtenant”) under which the Subtenant would assume the Company’s lease for the Elk Grove facility through its expiration in August 2015, and all of the Company’s obligations thereunder. Under the terms of the Sublease, Subtenant will pay the Company rent in the amount of $160 per annum, payable monthly, and Subtenant is responsible for all utilities for the facility.

In addition, the Company has agreements to lease warehouse space for use in the operations of the business under operating leases.

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended December 31, 2013.

Years Ended December 31,
2014	$569
2015	587
2016	578
2017	363
2018	370
Thereafter	1,724
$4,191

Total rent expense, including real estate taxes, was approximately $288 and $184 for the years ended December 31, 2013 and 2012, respectively.

Litigation

The Company is subject to litigation from time to time arising from our normal course of operations.  Currently, there are no open litigation matters

Employment Agreements

The Company entered into a three-year employment agreement with Matthew Morse upon the Closing of the Merger. The agreement provides for Mr. Morse to be Chairman of the Board and Chief Executive Officer. Mr. Morse has oversight of all direct sales efforts, marketing and new business development, all in support of the customs and business of the Company and developing customers for the business of the Company. Mr. Morse receives a base salary of $319 per annum, subject to adjustment based on his performance, at the sole discretion of the Board. The Agreement is automatically renewable for additional renewal terms of one year each, unless terminated by either party on at least six months’ notice prior to the end of the then current term.

The agreement is terminable by the Company for Cause (as defined) or Disability (as defined); or without Cause upon two weeks’ prior written notice. Morse may terminate at any time without Cause upon four weeks’ prior written notice to the Company. If Morse is terminated by the Company without Cause, he will receive one (1) year’s severance pay. Mr. Morse agreed to a non-competition provision for one year from the date of termination of employment by the Company and he will not solicit any customers of the Company for such period.

On May 22, 2013, the Company entered into an Employment Agreement with Joseph D. Ward to serve as President and Chief Operating Officer. The Agreement is for five (5) years and is automatically renewable for five (5) year terms unless terminated by either party on at least six (6) months prior notice. Mr. Ward’s base salary is $200 per annum, with seven (7%) percent annual increases. Commencing January 1, 2014 Mr. Ward is entitled to a quarterly bonus based on the financial performance of the Company commencing the second quarter of calendar year 2013. Mr. Ward was awarded 1% of the issued and outstanding common stock of the Company upon the completion of the Merger with Lansal. He can also be granted stock options to purchase 1% of the issued and outstanding shares of common stock for each year of the Contract, subject to the Company reaching EBITDA equal to 8% of gross revenues annually. Each option shall be subject to a one year vesting period and the total number of stock options is limited to 5% during the term of the agreement. Mr. Ward will be reimbursed for his expenses and will receive a monthly automobile allowance.

In the event Mr. Ward’s contract is terminated without Cause (as defined) he will be entitled to severance payments increasing from 3 months’ salary and continued health care benefits (up to six months) to 12 months after January 7, 2020. Mr. Ward’s agreement provides for a one-year non-competition and non-solicitation period following termination of his employment with the Company.

HOT MAMA’S FOODS, INC.

Notes To Consolidated Financial Statements (Continued)

 (Amounts in thousands, except share and per share amounts)

15.	Restructuring expense

We have performed a review of our operations and organizational structure with the view of strengthening our organization and lowering overhead costs. In connection with the review, we have incurred $79 for the year ended December 31, 2013 related to severance for the termination of employees that were not required to perform future services for the severance benefit

16.	Income Taxes

Income tax provision (benefit):

	Year Ended
	December 31,	December 31,
	2013	2012
Current:
Federal	$-	$-
State and local	-	-

Total current tax provision	-	-

Deferred:
Federal	(676)	202
State and local	(99)	29

Total deferred tax provision (benefit)	(775)	231

Total provision (benefit)	$(775)	$231

The components of the Company’s deferred taxes at December 31, 2013 and 2012 are as follows:

	December 31,	December 31,
	2013	2012
Deferred tax assets:
NOL and tax credits	$748	$13
Accounts receivable reserve	14	-
Inventory capitalization	32	34
Accrued payroll	110	23
Other	11	17
Deferred tax asset	$915	$87

Deferred tax liability
Stock compensation	$(56)	$-
Depreciation	401	292
Total	$345	$292

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income.

HOT MAMA’S FOODS, INC.

Notes To Consolidated Financial Statements (Continued)

 (Amounts in thousands, except share and per share amounts)

16.	Income Taxes

A reconciliation of the income tax provision (benefit) at the statutory Federal tax rate of 34% to the income tax provision (benefit) recognized in the financial statements is as follows:

	December 31,	December 31,
	2012	2012

Income tax provision (benefit) – statutory rate	34.0%	34.0%
State taxes , net of federal benefit	4.53%	5.06%
Permanent items	(0.33)%	(1.39)%
Noncontrolling interest	(0.68)%	1.95%
Other	(2.04)%	2.38%

Income tax provision (benefit)	35.48%	42.00%

17.	Capital Stock

In accordance with the Certificate of Incorporation, the Company is authorized to issue up to 1,000,000 shares of Convertible Preferred Stock, $1,000 face value, $.0001 par value. As of December 31, 2013 and 2012, the Company had 44,623 and 38,300 shares of Series A 6% Convertible Preferred Stock issued and outstanding. Each share of Series A Preferred Stock is convertible into approximately 265 shares on common stock. The Preferred Stock is non-cumulative and have no liquidation preferences.

In accordance with its Certificate of Incorporation, the Company is authorized to issue up to 300,000,000 shares of Common Stock, 0.001 par value. As of December 31, 2013 and 2012, the Company had 22,832,290 and 18,512,203 shares of Common Stock issued and outstanding, respectively.

As part of the asset purchase of Andover Medical, existing shareholders of Andover Medical received 1,940,493 shares of common stock.

In October 2013, The Company issued 937,500 shares of Common Stock and a Warrant to purchase 467,750 shares of Common Stock at $2.00 per share to an outside investor in a private placement under Rule 506 of the Securities Act of 1933, as amended, for an aggregate purchase price of $750,000.

On December 31, 2013, the Company issued 133,750 shares of Common Stock to Alan Morse, the father of Matthew Morse, the Chief Executive Officer of the Company, in exchange for the forgiveness of $100,000 worth of principal and $7,000 worth of accrued and unpaid interest due by the Company to Alan Morse pursuant to a Note. This exchange was made pursuant to an Exchange and Release Agreement by and between the Company and Alan Morse, at an exchange price of $0.80 per share of Common Stock.

Certain key individuals were granted 1,308,344 shares of common stock, 2,277 shares of preferred stock, and warrants to purchase 456,586 shares of common stock, with exercise prices between $13.65 and $17.55. Share-based compensation expense associated with the equity issuances was approximately $1,673.

In December 31, 2012, the stockholder forgave the note payable balance of $531. Such amount is recorded as a contribution of capital in Stockholder’s Equity in the accompanying balance sheet.

18.	Significant Customer Concentrations

For the years ended December 31, 2013 and 2012, the Company had significant concentration of sales to two customers, which represent approximately 46% and 34%, respectively, for the year ended December 31, 2012 as compared to 53% and 30%, respectively, for the year ended December 31, 2012.

As of December 31, 2013 and 2012, one customer represented 29% and 32%, respectively, of the Company’s outstanding accounts receivable, and another customer represented 37% and 43%, respectively, of the Company’s outstanding accounts receivable.

HOT MAMA’S FOODS, INC.

Notes To Consolidated Financial Statements (Continued)

 (Amounts in thousands, except share and per share amounts)

19.                Share-Based Compensation

Certain key individuals were granted shares of common, preferred stock, options and warrants upon the completion of the merger. Share-based compensation expense associated with the equity issuances was approximately $1,533 for the year ended December 31, 2013 and is included in selling, general and administrative expenses.

Common shares were valued at $0.80, based upon the current market. Preferred stock was valued based upon its conversion into common at 265 to 1 and the current market price of common stock of $0.80.

20.	Stock Options

Options granted outside the Plan

During the year the company granted 1,000,000 non-qualified stock options to a non-employee for services. The option will vest over a five year period with the first fifth vesting at the date of grant. Stock based compensation charge of approximately $124 was included in selling, general and administrative expense for the year ended December 31, 2013.

The Company used the following assumptions to calculate the fair value of the grant issued using the Black-Scholes option pricing model:

a)	Market value per share of $0.80, based upon the current market
b)	Volatility of 52.73% based upon a comparable company since the Company’s stock has no history.
c)	Risk free interest rate of 1.37% using the U.S. Treasury rate related to 5 year notes.
d)	The exercise price was $0.80
e)	The contractual term of 5 years.

A summary of outstanding non-qualified options for are presented below:

	Number	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	-	$0.00
Granted	1,000,000	$0.80	5.00 years
Exercised	-	$0.00
Canceled/forfeited	-	$0.00

Outstanding at December 31, 2013	1,000,000	$0.80	4.75 years	$-0-
Exercisable at December 31, 2013	250,000	$0.80	4.75 years	$-0-

2013 Employee Stock Incentive Plan

The Board of Directors adopted the 2013 Employee Stock Incentive Plan (“the Plan”) which reserved for issuance options of up to to 3,000,000 shares of its Common Stock in the form of stock options, stock appreciation rights, and shares of restricted stock.   The Plan is administered by the Board of Directors or by a committee appointed by the Board of Directors. Within the limits of the express provisions of the Plan, the Committee shall have the authority to determine, in its absolute discretion, (i) the individuals to whom, and the time or times at which Awards shall be granted, (ii) whether and to what extent Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights and Restricted Stock or any combination thereof are to be granted hereunder, (iii) the number of Shares to be covered by each Award granted hereunder, (iv) the terms and conditions of any Award granted hereunder including, but not limited to, the option price, any vesting condition, restriction or limitation (which may be related to the performance of the participant, the Company or any Subsidiary), and any vesting, acceleration, forfeiture or waiver regarding any Award and the shares of Common Stock relating thereto, (v) modify, amend or adjust the terms and conditions of any Award, at any time or from time to time, including but not limited to, Performance Goals; provided, however, that the Committee may not adjust upwards the amount payable with respect to Qualified Performance-Based Awards or waive or alter the Performance Goals associated therewith or cause such Restricted Stock to vest earlier than permitted; (vi) to what extent and under what circumstances Common Stock and other amounts payable with respect to an Award shall be deferred; and (vii) under what circumstances an Award may be settled in cash or Common Stock and, provided, however, that the Committee shall not have such power to the extent that the mere possession (as opposed to the exercise) of such power would result in adverse tax consequences to any participant under Code Section 409A. In making such determinations, the Committee may take into account such factors as the Committee, in its absolute discretion, shall deem relevant.

HOT MAMA’S FOODS, INC.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

20.	Stock Options (continued)

2013 Employee Stock Incentive Plan (continued)

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

A summary of the status of the Company’s stock incentive plans for the year ended December 31, 2013 and changes during the year are presented below: (in number of options):,

	Number	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	-	$0.00
Granted	431,221	$1.00	10 years
Exercised	-	$0.00
Canceled/forfeited	-	$0.00

Outstanding at December 31, 2013	431,221	$1.00	9.58 years	$-0-
Exercisable at December 31, 2013	-0-	$-0-	-	$-0-

Remaining options available for grant were 2,568,779 as of December 31, 2013. For the year ended December 31, 2013, the unamortized compensation expense for stock options was $170. Unamortized compensation expense is expected to be recognized over 5 years.

An officer of the Company was granted stock options (431,221) to purchase 2.0% of the issued and outstanding common stock on the effective date of the employment agreement. One-half of the options shall vest at the rate of 20% on each of the first five (5) anniversary dates of the effective date. The other one-half shall vest at the rate of 20% on each of the first five (5) anniversary dates of the effective date provided certain performance criteria (EBITDA targets) are met on a cumulative basis. The EBITDA target was not met for 2013. In the event the officer is terminated without cause or by him for good reason (as such terms are defined therein), all options that would have vested on the next anniversary date shall accelerate and be vested. Stock based compensation in the amount of $15 was included in the accompanying statement of operations.

21.	Warrants

The Company used the following assumptions to calculate the fair value of the warrants issued during the period using the Black-Scholes option pricing model:

a)	Market value per share of $0.80, based upon the current market
b)	Volatility of 52.73% based upon a comparable company since the Company’s stock has no history.
c)	Risk free interest rate of 1.37%using the U.S. Treasury rate related to 5 year notes.
d)	The exercise price is as per the agreement and ranges from $13 to $17.55
e)	The expected life of approximately 5 years is based on the remaining contractual term.

HOT MAMA’S FOODS, INC.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

21.                Warrants (continued)

A summary of outstanding warrants for are presented below:

	Number	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	-	$0.00
Granted	9,422,771	$13.58	5.0 years
Exercised	-	$0.00
Canceled/forfeited	-	$0.00
Outstanding at December 31, 2013	9,422,771	$13.56	4.41 years	$-0-

22.	Subsequent Events

On February 12, 2014, the Company entered into (1) a First Modification of Demand Revolving Line of Credit, (2) a First Modification of Equipment Line of Credit Note and Agreement, and (3) a newly issued Promissory Note with the bank. The loans were each funded by the bank on February 14, 2014 (see Notes 8 and 11).

Under a subscription agreement in January 2014, the Company sold 900,000 shares of common stock at $0.80 per share for $560 to a private investor. In conjunction with the sale of common stock, the Company also issued a warrant for 350,000 shares with an exercise price of $2.00 per share.

On April 1, 2014, the Company entered into a Sublease Agreement (the “Sublease”) with DineInFresh Inc. (d/b/a Plated) (the “Subtenant”) Elk Grove facility under which the Subtenant would assume the Company’s lease for the Elk Grove facility through its expiration in August 2015 for $160 per annum, and all of the Company’s obligations thereunder.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no reportable events under this item for the year ended December 31, 2013.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures.

As of December 31, 2013, management performed, with the participation of our Chief Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.   Based on the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, our Chief Executive Officer and Principal Financial Officer concluded that as of December 31, 2013, such disclosure controls and procedures were not effective to ensure that:

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”).

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance of such reliability and may not prevent or detect misstatements.  Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Chief Executive Officer and our Principal Accounting Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013.  Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the 1992 framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was not effective as of December 31, 2013 due to the material weakness discussed below.

Our Chief Executive Officer and Principal Accounting Officer concluded that as of December 31, 2013 the Company did not maintain a sufficient level of resources related its accounting thus contributing to a material weakness in internal control.  At this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. The Company intends to remedy the material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company's employees as soon as the Company has the financial resources to do so. Management is required to apply judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

Notwithstanding the material weakness, management believes that the consolidated financial statements which are included in this Annual Report on Form 10-K fairly present, in all material respects, the financial position of the Company at December 31, 2013 and 2012 and their consolidated results of operations and cash flows for each of the two years in the period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.

Item 9A.       Controls and Procedures (continued)

Material Weakness and Related Remediation Initiatives

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.       Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Set forth below is certain information regarding our executive officers and directors. Each of the directors listed below was elected to our board of directors to serve until our next annual meeting of stockholders or until his (her) successor is elected and qualified. All directors hold office for one-year terms until the election and qualification of their successors. The following table sets forth information regarding the members of our board of directors and our executive officers:

Name (age)	Position	Year First Elected a Director
Matthew Morse (55)	Chairman of the Board, Chief Executive Officer, Treasurer, and Director	2013

Joseph D. Ward (40)	President and Chief Operating Officer	-

William Kenealy (50)	Chief Financial Officer and Secretary	-

Background of Director and Officers

Matthew Morse has served as Chairman of the Board, Chief Executive Officer and a Director of the Company since the Merger with Lansal, Inc., a Massachusetts corporation. He held the same positions with the privately held Lansal, Inc. since December 31, 1999. Prior to the appointment of Joseph D. Ward as President on January 7, 2013, Mr. Morse also served as President and Chief Operating Officer. Mr. Morse received his MBA from the University of Massachusetts in 2003 and his B.S., from the University of Massachusetts in 1985.

Joseph D. Ward has served as President and Chief Operating Officer of the Company since the Merger. He held the same positions with the privately held Lansal, Inc. since January 7, 2013. Prior thereto, from 2009, he was Vice President and General Manager of Spring Glen Fresh Foods, Inc., a $40 million subsidiary of Hanover Foods Corporation, Hanover, PA, one of the largest privately held food processors in the U.S. While there, he returned the company to profitability within 12 months after it was in the seventh year of declining sales and third year of negative profitability. From 2006 to 2009, Mr. Ward was Vice President of Sales and Marketing and Managing Director of Retail Operations for Pine Valley Foods, Inc., West Monroe, LA. His responsibility involved the creation of retail and food service divisions of the largest manufacturer of perishable food products to the $4.5 billion product fundraising industry. Mr. Ward received his MBA in Marketing & International Business from the University of Miami with high honors and his B.S. in Economics from University of Scranton.

William Kenealy has served as Chief Financial Officer and Secretary of the Company since August 19, 2013. From 2010 until 2013, he held the same positions with Compact Industries, Inc., a leading manufacturer of dry food products with revenues in excess of $100 million. While there, he was responsible for all aspects of finance, procurement and information technology. From 2007 - 2009 he worked for Reserve Brands, Inc. as Senior Vice President and CFO. Reserve Brands was a venture capital-backed company formed to re-launch the former Anheuser-Busch Eagle Snacks brand. From 2006 - 2007 Mr. Kenealy was a consultant/interim CFO for public and privately held operating companies and private equity firms. He has almost 20 years of experience in the consumer products industry, including 13 years as CFO. Mr. Kenealy obtained his B.S. in Finance and Economics from Illinois State University in 1985; his MBA in International Finance from Thunderbird School of Global Management in 1986 and became a Certified Public Accountant in 1990.

Indemnification of Directors and Officers

Under Section 145(a) of the General Corporation Law of Delaware, we have the power to indemnify our directors, officers, employees or agents who are parties or threatened to be made parties to any threatened, pending or completed civil, criminal, administrative or investigative action, suit or proceeding (other than an action by or in the right of the Company) arising from that person’s role as our director, officer, employee or agent against expenses (including attorney’s fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by the person in connection with such action, suit or proceeding if the person acted in good faith and in a manner the person reasonably believed to be in or not opposed to our best interests, and, with respect to any criminal action or proceeding, had no reasonable cause to believe the person’s conduct was unlawful.

Under Section 145(b) of the General Corporation Law of Delaware, we have the power to indemnify our directors, officers, employees and agents who are parties or threatened to be made parties to any threatened, pending or completed action or suit by or in the right of the Company to procure a judgment in our favor arising from that person’s role as our director, officer, employee or agent against expenses (including attorneys’ fees) actually and reasonably incurred by the person in connection with the defense or settlement of such action or suit if the person acted in good faith and in a manner the person reasonably believed to be in or not opposed to our best interests and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to us unless and only to the extent that the Court of Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery or such other court shall deem proper.

Section 145(c) further provides that if one of our present or former directors or officers has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to above, or in defense of any claim, issue or matter therein, such person shall be indemnified against expenses (including attorneys’ fees) actually and reasonably incurred by such person in connection therewith.

Further, Section 145(g) of the Delaware General Corporation Law allows us to purchase and maintain insurance on behalf of any person who is or was our director, officer, employee or agent against any liability asserted against such person and incurred by such person, or arising out of such person’s status as such, whether or not we would have the power to indemnify such person against such liability under the provisions of the Delaware General Corporation Law.

Section 145(e) of the Delaware General Corporation Law allows us to pay expenses incurred by directors and officers incurred in defending any civil or criminal action or proceeding for which indemnification is required, or for which indemnification is permitted following authorization by the board of directors in advance of the final disposition of such action or proceeding upon receipt of an undertaking by or on behalf of the indemnified party to repay such amount if it shall ultimately be determined that the indemnified party is not entitled to be indemnified as authorized by the Delaware General Corporation Law.

These limitations of liability, indemnification and expense advancements may discourage a stockholder from bringing a lawsuit against directors for breach of their fiduciary duties. The provisions may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if settlement and damage awards against directors and officers pursuant to these limitations of liability.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers, and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment of expenses incurred or paid by a director, officer or controlling person in a successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to the court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Insurance: The Registrant maintains directors and officers liability insurance, which covers directors and officers of the Registrant against certain claims or liabilities arising out of the performance of their duties.

Term of Office

Directors are elected at our annual meeting of shareholders and serve for one year until the next annual meeting of shareholders or until their successors are elected and qualified.

As the Company only has one director, all actions required to be taken by the Board in the year ended December 31, 2013 since the completion of the Merger were taken without a meeting pursuant to Section 141(f) of the Generation Corporation Law of the State of Delaware.

Nominating Committee

The Company does not have a standing nominating committee or a committee performing similar functions.

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officers are not acting on behalf of nor will act at the direction of any other person.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the year ended December 31, 2013, were timely.

Code of Ethics

The Board of Directors has adopted a written Code of Ethics that applies to all of the Company’s officers and employees, including the Chief Executive Officer and the Principal Accounting Officer. A copy of the Code of Ethics is being filed as an exhibit to this Annual Report on Form 10-K. A copy of the Code of Ethics is available to anyone requesting a copy without cost by writing to the Company.

Item 11.        Executive Compensation

Overview

The following is a discussion of our program for compensating our named executive officers and directors. Currently, we do not have a compensation committee, and as such, our board of directors is responsible for determining the compensation of our named executive officers.

Compensation Program Objectives and Philosophy

The primary goals of our policy of executive compensation are to attract and retain the most talented and dedicated executives possible, to assure that our executives are compensated effectively in a manner consistent with our strategy and competitive practice and to align executive compensation with the achievement of our short- and long-term business objectives.

The Board considers a variety of factors in determining compensation of executives, including their particular background and circumstances, such as their training and prior relevant work experience, their success in attracting and retaining savvy and technically proficient managers and employees, increasing our revenues, broadening our product line offerings, managing our costs and otherwise helping to lead our Company through a period of rapid growth.

In the near future, we expect that our Board will form a compensation committee charged with the oversight of executive compensation plans, policies and programs of our Company and with the full authority to determine and approve the compensation of our chief executive officer and make recommendations with respect to the compensation of our other executive officers. We expect that our compensation committee will continue to follow the general approach to executive compensation that we have followed to date, rewarding superior individual and company performance with commensurate cash compensation.

The following table presents information regarding compensation of our principal executive officer, and the two most highly compensated executive officers other than the principal executive officer for services rendered during fiscal years 2013 and 2012.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($) (1)	Incentive ($) (2)	Option Awards ($) (3)		All Other Compensation $ (4)	Total ($)

Matthew Morse	2013	249,000	-	-		15,000	264,000
CEO	2012	262,000	-	-		-	262,000

Joseph D. Ward	2013	200,000	-	268,000	(5)	17,000	485,000
President and COO	2012	-	-	-		-	-

William Kenealy	2013	68,000	-	185,000		7,000	260,000
CFO	2012	-	-	-		-	-

(1)	The amounts shown in this column represent the dollar value of base cash salary earned by each named executive officer (“NEO”).

(2)	No incentive compensation was made to the NEO’s in 2013 and 2012, and therefore no amounts are shown.

(3)	Amounts in this column represent the fair value required by ASC Topic 718 to be included in our financial statements for all options granted during that year (see Note 20 to Notes to the Consolidated Financial Statements).

(4)	The amounts shown in this column represent amounts for medical, life and long-term disability insurance.

(5)	This amount represents the fair value of preferred stock, common stock and warrants granted during the year.

Item 11.       Executive Compensation (continued)

Grants of Plan-based Awards Table for Year

The following table sets forth information on stock options granted during or for the 2013 year to our named executive officers:

Name	Approval Date	Grant Date	All Other Option Awards: Number of Shares of Stock (#)	Exercise or Base Price of Option Awards ($/Share)	Grant date Fair value of option Awards ($)
William Kenealy	7/30/2013	7/30/2013	431,221	$1.00	$184,921

The exercise price of the options granted was the fair market value at the date of grant of the shares underlying such options. The estimated fair value of the shares underlying such options was determined utilizing the methodology described in Note 20 of the Notes to the Consolidated Financial Statements.

Outstanding Equity Awards at Year End

The following table sets forth the outstanding stock option grants held by named executive officers at the end of the 2013 fiscal year. The option exercise price set forth in the table is based on the closing market price on the date of grant.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date

William Kenealy	-0-	431,221	$1.00	7/30/23

Mr. Kenealy was granted stock options to purchase 2.0% of the issued and outstanding common stock on the effective date of the Agreement. One-half of the options shall vest at the rate of 20% on each of the first five (5) anniversary dates of the effective date. The other one-half shall vest at the rate of 20% on each of the first five (5) anniversary dates of the effective date provided certain performance criteria (EBITDA targets) are met on a cumulative basis. In the event Mr. Kenealy is terminated without cause or by him for good reason (as such terms are defined therein), all options that would have vested on the next anniversary date shall accelerate and be vested.

Employment Agreements

Matthew Morse, Chairman and Chief Executive Officer

The Company entered into a three-year employment agreement with Matthew Morse, effective May 29, 2013. The agreement provides for Mr. Morse to be Chairman of the Board and Chief Executive Officer. Mr. Morse has oversight of all direct sales efforts, marketing and new business development, all in support of the customs and business of the Company and developing customers for the business of the Company. Mr. Morse receives a base salary of $319,000 per annum, subject to adjustment based on his performance, at the sole discretion of the Board. This agreement is automatically renewable for additional renewal terms of one year each, unless terminated by either party on at least six months’ notice prior to the end of the then current term.

The agreement is terminable by the Company for Cause (as defined therein) or Disability (as defined therein); or without Cause upon two weeks’ prior written notice. Morse may terminate at any time without Cause upon four weeks’ prior written notice to the Company. If Morse is terminated by the Company without Cause, he will receive one (1) year’s severance pay.

Mr. Morse agreed to a non-competition provision for one year from the date of termination of employment by the Company and he will not solicit any customers of the Company for such period.

Item 11.	Executive Compensation (continued)

Employment Agreements (continued)

Joseph D. Ward, President and Chief Operating Officer

On May 22, 2013, the Company entered into an Employment Agreement with Joseph D. Ward to serve as President and Chief Operating Officer. The Agreement is for five (5) years and is automatically renewable for five (5) year terms unless terminated by either party on at least six (6) months prior notice. Mr. Ward’s base salary is $200,000 per annum, with seven (7%) percent annual increases. Commencing January 1, 2013 Mr. Ward is entitled to a quarterly bonus based on the financial performance of the Company (EBITDA goal) commencing the second quarter of calendar year 2013. Mr. Ward was awarded 1% of the issued and outstanding common stock of the Company upon the completion of the Merger with Lansal. He could also be granted stock options to purchase 1% of the issued and outstanding shares of common stock for each year of the Contract, subject to the Company reaching an 8% EBITDA annually. Each option shall be subject to a one year vesting period and the total number of stock options is limited to 5% during the term of the agreement. Mr. Ward will be reimbursed for his expenses and will receive a monthly automobile allowance.

In the event Mr. Ward’s contract is terminated without Cause (as defined therein) he will be entitled to severance payments increasing from 3 months’ salary and continued health care benefits (up to six months) to 12 months after January 7, 2020. Mr. Ward’s agreement provides for a one-year non-competition and non-solicitation period following termination of his employment with the Company.

William Kenealy, Chief Financial Officer

On July 30, 2013, the Company entered into an Employment Agreement with William Kenealy to serve as Chief Financial Officer. The term of the Agreement is for five (5) years and is automatically renewable for five (5) year terms unless terminated by either party on at least six (6) months prior notice. Mr. Kenealy’s base salary is $185,000 per annum increasing to $200,000 after six (6) months. Mr. Kenealy is entitled to a quarterly bonus based on the financial performance (EBITDA goal) of the Company commencing in the first quarter of calendar year 2014. Mr. Kenealy was granted stock options to purchase 2.0% of the issued and outstanding common stock (431,221 shares) on the effective date of the Agreement. One-half of the options shall vest at the rate of 20% on each of the first five (5) anniversary dates of the effective date. The other one-half shall vest at the rate of 20% on each of the first five (5) anniversary dates of the effective date provided certain performance criteria (EBITDA targets) are met on a cumulative basis. In the event Mr. Kenealy is terminated without cause or by him for good reason (as such terms are defined therein), all options that would have vested on the next anniversary date shall accelerate and be vested. In the event Mr. Kenealy’s employment is terminated without cause or by him for good reason, he shall be entitled to severance payments increasing from 2 weeks’ salary to 12 months’ salary after March 12, 2018. Mr. Kenealy’s agreement provides for a one year non-competition and non-solicitation of Company’s customers from the effective date of termination.

Options Exercised and Stock Vested During Year 2013

No options were exercised during 2013.

Director Compensation

We do not currently pay any cash fees or expenses to our sole director for serving on the Board.

Compensation Policy

The Company does not believe that its compensation policies are reasonably likely to increase corporate risk or have a material adverse effect on the Company.

Item 12.        Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of March 31, 2014, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company’s Common Stock, (ii) each director and nominee, (iii) the executive officers, and (iv) all current directors and executive officers as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Class (1)
Named Directors and Officers

Matthew Morse, CEO, Director	18,512,203	(2)	78.7%

Joseph D. Ward, President and COO	215,610	(3)	* %

William Kenealy, CFO	-0-	(4)	-%

All Officers and Directors as a Group (3 persons)	18,727,813	(4,5)	80.0%

Edward B. Grier III	1,406,250	(6)	5.9%

* Less than 1%

(1)

The class includes 23,532,290 shares of Common Stock issued and outstanding in the calculation of the percentage of shares owned by a party. Does not include shares of our common stock issuable upon exercise of outstanding Warrants or conversion of Preferred Stock except as noted in notes 2 and 3 below. Messrs. Morse and Ward are entitled to receive their respective percentages of 85.9% and 1% of all shares of Common Stock issued to existing Andover shareholders upon conversion of Series A Preferred Stock and all outstanding warrants.

(2)	Does not include 38,330 shares of Series A Preferred Stock convertible into 10,168,396 shares of Common Stock for no additional consideration issued to Mr. Morse as part of the Merger; Class E warrants to purchase 4,195,361 shares at $13.65 per share; Class F warrants to purchase 2,097,680 shares at $13.65 per share; Class G warrants to purchase 699,227 shares at $15.60 per share; Class H warrants to purchase shares at $17.55 per share in order to maintain his 85.9% interest in the Company.

(3)

Does not include 447 shares of Series A Preferred Stock convertible into 118,375 shares of Common Stock for no additional consideration issued to Mr. Ward as part of the Merger; Class E warrants to purchase 48,841 shares at $13.65 per share; Class F warrants to purchase 24,421shares at $13.65 per share; Class G warrants to purchase 8,141 shares at $15.60 per share and Class H warrants to purchase 8,141 shares at $17.55 per share in order to maintain his 1% interest in the Company. Does not include an option to purchase 228,323 shares of Common Stock that was issued to Mr. Ward on January 1, 2014 under his employment agreement, which has expired as a result of the Company not having met certain performance targets, or any future issuances of options due to Mr. Ward under his employment agreement.

(4)

Does not include an option to purchase 431,221 shares of Common Stock that was issued to Mr. Kenealy under his employment agreement, which will not be exercisable within the next 60 days, or any future issuances of options due to Mr. Kenealy under his employment agreement.

(5)	Does not include options not currently exercisable.
(6)	Based solely on a Schedule 13G filed by Mr. Grier with the SEC on January 10, 2014. Includes 468,750 shares of Common Stock underlying a warrant owned by the Mr. Grier.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 regarding compensation plans under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options remaining available for future issuance under Equity Compensation Plans
Equity Compensation Plans approved by shareholders	431,221	$—	2,568,779
Equity Compensation Plans not approved by shareholders	1,000,000	—	-
Total	1,431,221	$—	2,5698,779

The Board of Directors adopted the 2013 Employee Stock Incentive Plan (“the Plan”) which reserved for issuance options to purchase up to 3,000,000 shares of its Common Stock, which was approved by the shareholders of the Company. The Plan is administered by the Board of Directors or by a committee appointed by the Board of Directors. Within the limits of the express provisions of the Plan, the Committee shall have the authority to determine, in its absolute discretion, (i) the individuals to whom, and the time or times at which Awards shall be granted, (ii) whether and to what extent Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights and Restricted Stock or any combination thereof are to be granted hereunder, (iii) the number of Shares to be covered by each Award granted hereunder, (iv) the terms and conditions of any Award granted hereunder including, but not limited to, the option price, any vesting condition, restriction or limitation (which may be related to the performance of the participant, the Company or any Subsidiary), and any vesting, acceleration, forfeiture or waiver regarding any Award and the shares of Common Stock relating thereto, (v) modify, amend or adjust the terms and conditions of any Award, at any time or from time to time, including but not limited to, Performance Goals; provided, however, that the Committee may not adjust upwards the amount payable with respect to Qualified Performance-Based Awards or waive or alter the Performance Goals associated therewith or cause such Restricted Stock to vest earlier than permitted; (vi) to what extent and under what circumstances Common Stock and other amounts payable with respect to an Award shall be deferred; and (vii) under what circumstances an Award may be settled in cash or Common Stock and, provided, however, that the Committee shall not have such power to the extent that the mere possession (as opposed to the exercise) of such power would result in adverse tax consequences to any participant under Code Section 409A. In making such determinations, the Committee may take into account such factors as the Committee, in its absolute discretion, shall deem relevant.

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

Item 13.	Certain Relationships and Related Transactions

Matthew Morse and BML Holdings, LLC, an entity controlled by Mr. Morse have guaranteed an aggregate of $3,713,500 principal amount of loans made to the Company as of May 15, 2013, as follows:

1.	$1,300,000 dated December 28, 2012, and subject to annual review to United Bank, at 0.5% per annum (3.75% at December 31, 2012) over Lender’s prime rate, but not less than 4% per annum.

2.	$250,000 due December 28, 2017 (five year term) to United Bank at 1% per annum over Lender’s price rate, but not less than 4%.

3.	$40,000 due December 28, 2013 (one year term) to United Bank at 4.0% per annum.

4.	$450,000 due December 28, 2019 (seven year term) to United Bank at 4.5% per annum.

5.	$662,500 due December 28, 2022 (ten year term) to United Bank at 5.25% per annum.

6.	$464,000 due May 1, 2023 (ten year term) to U.S. Small Business Administration (CDC: Granite State Economic Development Corporation) with interest at 3.347% per annum.

7.	$547,000 due February 1, 2033 to U.S. Small Business Administration (CDC: Granite State Economic Development Corporation) with interest at 4.452% per annum.

See “Item 7 - “Management Discussions and Analysis of Financial Condition and Result of Operations” for a detailed description of certain of the above loans.

On December 31, 2013, the Company issued 133,750 shares of Common Stock to Alan Morse, the father of Matthew Morse, the Chief Executive Officer of the Company, in exchange for the forgiveness $100,000 worth of principal and $7,000 worth of accrued and unpaid interest due by the Company to Alan Morse pursuant to a Note. This exchange was made pursuant to an Exchange and Release Agreement by and between the Company and Alan Morse, at an exchange price of $0.80 per share of Common Stock.

The Company’s headquarters facility in Springfield, Massachusetts, is rented from an entity of which Matthew Morse is the sole owner. See Item 3 “Properties” for information concerning the lease between the Company and BML Holdings, LLC.

See Item 6 - “Executive Compensation” for the terms of employment contracts entered into between the Company and each of Matthew Morse, Chief Executive Officer, Joseph D. Ward, Chief Operating Officer and William Kenealy, Chief Financial Officer.

Item 14.	Principal Accountant Fees and Services

For the years ended December 31, 2013 and 2012, professional services were performed by Friedman, LLP, the Company’s independent registered public accountant.  Fees for those years were as follows:

	2013	2012

Audit Fees	$90,000	$77,000
Audit-Related Fees	-	21,000
Total Audit and Audit-Related Fees	90,000	98,000
Tax Fees	-	-
All Other Fees	-	-

Total	$90,000	$98,000

Audit Fees.  This category includes the audit of the Company’s consolidated financial statements, and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q.  It also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and services which are normally provided in connection with regulatory filings, or in an auditing engagement.

Audit Related Fees, tax and other fees.  Audit related fees for 2012 relate to the filing of the Company’s Form 10..

Item 15.          Exhibits and Financial Statement Schedules (continued)

c.) Exhibits identified in parentheses below on file with the Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.

(a)	Number	Description
	2.1	Merger Agreement dated as of April 4, 2013, by and among Andover Medical Inc., Lansal, Inc., Hot Mama’s Acquisition Corp. and Matthew Morse (5)
	3.1	Certificate of Incorporation of the Company, as amended (1) (2) (3)
	3.2	Certificate of Designation and Preferences of Series A Convertible Preferred Stock (2)
	3.3	Certificate of Amendment to Certificate of Incorporation dated July 26, 2013 (5)
	3.4	Certificate of Amendment to Certificate of Incorporation dated July 29, 2013 (6)
	3.5	Certificate of Amendment to Certificate of Designation Preferences and Rights of Series A Preferred Stock, dated July 29, 2013 (6)
	3.6	By-Laws of Andover Medical, Inc. (4)
	10.1	Commercial Lease dated January 1, 2012 between BML Holdings, LLC and Lansal, Inc. (5)
	10.2	Industrial Lease dated November 13, 2012 between 120 Palatine LLC and Lansal, Inc. (5)
	10.3	Employment Contract dated May 22, 2013 between Lansal, Inc. and Joseph D. Ward (5)
	10.4	Form of Employment Agreement to be entered into between Lansal, Inc. and Mathew Morse (5)
	10.5	Demand Revolving Line of Credit Note dated December 20, 2013 from Lansal, Inc. to United Bank (5)
	10.6	Quotation and Purchase Order dated November 30, 2012 from the Company to LYCO Manufacturing Inc. (5)
	10.7	Employment Agreement dated July 30, 2013 between Hot Mama’s Foods, Inc. and William Kenealy (6)
	10.8	2013 Employee Stock Incentive Plan (7)
*	10.9	First Modification of the Demand Revolving Line of Credit Note, dated February 12, 2014, by and between Lansal, Inc. and United Bank
*	10.10	Sublease Agreement, dated April 1, 2014, by and between Lansal, Inc. and DineInFresh, Inc.
*	10.11	Code of Business Conduct
*	31.1	Certification by CEO pursuant to Rule 15d-14 under the Securities Exchange Act.
*	31.2	Certification by CFO pursuant to Rule 15d-14 under the Securities Exchange Act.
*	32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	101.INS	XBRL Instance Document
*	101.SCH	Taxonomy Extension Schema Document
*	101.CAL	Taxonomy Extension Calculation Linkbase Document
*	101.DEF	Taxonomy Extension Definition Linkbase Document
*	101.LAB	Taxonomy Extension Label Linkbase Document
*	101.PRE	Taxonomy Extension Presentation Linkbase Document

__________________________________

* Filed with this report

(1)	Incorporated herein by reference from Exhibit 3.1(b) to the Registration Statement on Form SB2 of Andover Medical, Inc. filed on September 22, 2005.
(2)	Incorporated herein by reference from Exhibit 3.1 to the Current Report on Form 8-K of Andover Medical, Inc. filed on April 6, 2007.
(3)	Incorporated herein by reference from Exhibit 3.1 to the Current Report on Form 8-K of Andover Medical, Inc. filed on July 18, 2007.
(4)	Incorporated herein by reference from Exhibit 3.1 to the Form 10-Q for the period ended June 30, 2008 of Andover Medical, Inc. filed on September 30, 2008.
(5)	Incorporated by reference to the exhibits included with our Registration Statement on Form 10 filed with the SEC on July 26, 2013.
(6)	Incorporated by reference to the exhibits included with Amendment No. 1 to our Registration Statement on Form 10 filed with the SEC on September 16, 2013.
(7)	Incorporated by reference to the exhibits included with Amendment No. 2 to our Registration Statement on Form 10 filed with the SEC on October 3, 2013.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOT MAMA’S FOODS, INC.

Dated: April 8, 2014	By:	/s/ Matthew Morse
Matthew Morse
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated and by signature hereto.

Signature	Title	Date

/s/ Matthew Morse	Chairman of the Board, Chief Executive Officer	April 8, 2014
Matthew Morse	(Principal Executive Officer)

/s/ William Kenealy	Chief Financial Officer	April 8, 2014
William Kenealy	(Principal Financial Officer and Principal Accounting Officer)

