Form 10-Q
period 2014-03-31
Hot Mamas Foods, Inc.
filed 2014-05-23
CIK 1339256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

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

As of May 23, 2014, there were 23,532,290 shares outstanding of the registrant’s common stock.

HOT MAMA’S FOODS, INC.

HOT MAMA’S FOODS, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(Amounts in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$57	$150
Accounts receivable, net of allowance of $35	2,062	1,415
Inventories	2,273	1,720
Prepaid expenses and other current assets	105	178
Deferred tax assets	364	364
Total current assets	4,861	3,827

Property, plant and equipment, net	5,535	4,962
Intangibles, net	85	64
Other assets	14	14
Deferred income tax	206	206

Total assets	$10,701	$9,073

LIABILITIES AND EQUITY

Current liabilities:
Bank and equipment lines of credit	$264	$658
Cash overdraft	317	836
Accounts payable	3,681	1,557
Accrued expenses	602	523
Capital leases – current portion	11	16
Notes payable – other - current portion	653	570
Mortgage payable – current portion	36	36
Total current liabilities	5,564	4,196

Capital leases	6	6
Notes payable – other	1,356	567
Mortgage payable	1,125	1,136

Total liabilities	8,051	5,905

Commitments and contingencies

Stockholders’ Equity:
Convertible preferred stock, 1,000,000 shares authorized, $0.001 par value, Series A 6% convertible preferred stock, $0.001 par value, 44,623 Shares issued and outstanding as of March 31, 2014 and December 31, 2013	-	-
Common stock, 300,000,000 shares authorized, $0.001 par value, 23,532,290 and 22,832,290 shares issued and outstanding at March 31, 2014 and December 31, 2013	24	23
Additional paid-in capital	3,905	3,305
Accumulated deficit	(1,528)	(377)
Total Hot Mama’s Foods, Inc. stockholder’s equity	2,401	2,951

Non-controlling interest	249	217

Total equity	2,650	3,168

Total liabilities and equity	$10,701	$9,073

The accompanying notes are an integral part of the condensed consolidated financial statements.

HOT MAMA’S FOODS, INC.

Condensed Consolidated Statements of Operations (Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended
	March 31,	March 31,
	2014	2013

Net revenues	$7,074	$7,291

Cost of goods sold	7,333	6,789

Gross profit	(259)	502

Operating expenses:
Selling, general and administrative	829	788
Restructuring charge	-	50

Total operating expenses	829	838

Loss from operations	(1,088)	(336)

Other income (expense):
Gain on sale of fixed assets	-	16
Interest expense	(31)	(40)

Total other income (expense)	(31)	(24)

Loss before income taxes	(1,119)	(360)

Benefit for income taxes	-	139

Net loss	(1,119)	(221)

Net income (loss) attributable to non-controlling interest	32	(11)

Net loss attributable to Hot Mama’s Foods, Inc.	$(1,151)	$(210)

Basic and diluted loss per common share	$(0.05)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	23,314,512	18,512,203

The accompanying notes are an integral part of the condensed consolidated financial statements.

HOT MAMA’S FOODS, INC.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

 (In thousands, except share amounts)

	Series A Preferred		Common Stock
	# of Shares Issued	Amount	# of Shares Issued	Amount	Additional Paid In Capital	Accumulated Deficit	Total Hot Mama's Foods, Inc. Stockholders’ Equity	Non-controlling interest	Total Equity
December 31, 2013	44,623	$-	22,832,290	$23	$3,305	$(377)	$2,951	$217	$3,168

Private placement	-	-	700,000	1	559	-	560	-	560

Share-based compensation	-	-	-	-	41	-	41	-	41

Net loss for period	-	-	-	-	-	(1,151)	(1,151)	32	(1,119)

March 31, 2014	44,623	$-	23,532,290	$24	$3,905	$(1,528)	$2,401	$249	$2,650

The accompanying notes are an integral part of the condensed consolidated financial statements.

HOT MAMA’S FOODS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in thousands)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net loss	$(1,119)	$(221)
Adjustments to reconcile net loss to net cash Provided by operating activities:
Allowance for doubtful accounts	-	35
Depreciation and amortization	137	148
Gain on sale of fixed assets	-	(16)
Share based compensation expense	41	-
Deferred income taxes	-	(139)
Interest expense – related party	-	2
Changes in assets and liabilities:
Accounts receivable	(647)	(707)
Inventories	(553)	(26)
Prepaid expenses and other current assets	73	(80)
Intangible assets	-	(18)
Accounts payable	2,124	740
Bank overdraft	(519)	520
Accrued expenses	79	198
Net cash (used in) provided by operating activities	(384)	436

Cash flows from investing activities:
Proceeds from sale of fixed asset	-	31
Acquisition of equipment	(704)	(281)
Net cash used in investing activities	(704)	(250)

Cash flows from financing activities:
Activity in line of credit, net	(394)	(405)
Repayment of capitalized lease obligations	(5)	(63)
Proceeds from notes payable - other	897	-
Repayment of notes payable - other	(52)	(28)
Proceeds from issuance common stock and warrants	560	-
Proceeds from issuance of mortgage, net of deferred financing costs	-	544
Repayment of mortgage payable	(11)	(537)
Net cash provided by (used in) financing activities	995	(489)

Net decrease in cash	(93)	(303)
Cash, beginning of period	150	328
Cash, end of period	$57	$25

Supplemental cash flow information:
Taxes paid	$-	$-
Interest paid	$31	$37

The accompanying notes are an integral part of the condensed consolidated financial statements.

HOT MAMA’S FOODS, INC.

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

(Unaudited)

1.                   Business and Organization

Business and Organization

Hot Mama’s Foods, Inc. (the “Company”) was formed as a sole-proprietorship in Amherst, Massachusetts, in 1984 as a maker of a variety of fresh salsa recipes, distributed directly to small local retailers by its owner-operator. The company was maintained as a sole-proprietorship until its incorporation on January 29, 1999 as a C corporation under the name Lansal, Inc. (“Lansal”) under the laws of the Commonwealth of Massachusetts. On July 26, 2013, Lansal completed a Merger Agreement with Andover Medical, Inc. (“Andover”), a corporation organized under the laws of the State of Delaware on September 9, 2005, which subsequently changed its name to Hot Mama’s Foods, Inc. Lansal currently operates as a wholly owned subsidiary of the Company.

The Company manufactures and packages natural and organic food products for retail sale, private label, and food service operations. Among these products are salsa, hummus, dips, and sauces. Customers are located throughout the United States, but our customers distribute our product primarily east of the Mississippi. The Company has manufacturing facilities located in Springfield, Massachusetts, and also a new leased facility in Wheeling, Illinois.

Typically, we are broadly affected by the occurrence of holidays and increased entertaining that occurs in the summer months.  The Company’s operations do not shut down for extended periods of time or engage in large seasonal layoffs or staff reductions due to seasonal factors.  The Company’s business cycle typically has a mild peak in June and July, and a second mild peak before the Thanksgiving and Christmas holidays.

2.                   Summary of Significant Accounting Policies

General

During the three months ended March 31, 2014, there have been no material changes to the Company’s significant accounting policies other than those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2013.

HOT MAMA’S FOODS, INC.

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

(Unaudited)

2.                   Summary of Significant Accounting Policies (continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications have had no effect on the financial position, operations or cash flows for the period ended March 31, 2013.

The Company, beginning in 2014, reclassed certain operating expenses from operating, such as shipping costs, warehousing expenses and other indirect expenses to cost of goods sold to more accurately reflect the cost of products sold. As such, the Company reclassified $545 from operating expenses to cost of goods sold for the three month period ended March 31, 2013. This reclassification had no effect on the net income (loss) for the Company or its financial position (see table below).

	March 31,		March 31,
	2013		2013
	As Previously Reported	Reclassification	Per Current Form 10Q

Net revenues	$7,291	-	$7,291
Cost of goods sold	6,244	545	6,789
Gross profit	1047		502

Operating expenses	1,383	(545)	838

Loss from operations	(336)	-	(336)

Other expense	(24)	-	(24)

Loss before taxes	(360)	-	(360)

The total effect for the year ended December 31, 2013 is approximately $1,800.

HOT MAMA’S FOODS, INC.

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

(Unaudited)

3.              Variable Interest Entity

The Company holds a variable interest in BML Holdings, LLC (“BML”). BML is the lessor of the Company's Springfield, MA facility and is owned 100% by Matthew Morse, the chief executive officer and principal stockholder of the Company (“Morse”). The Company and BML have a Cross-Collateralization/Cross-Default/Cross-Guaranty Agreement with their lenders. BML has entered into a Collateral Assignment of Leases and Rents with the lenders. These agreements would become operative at the lenders’ option upon occurrence of a “Default” or an “Event of Default” pursuant to the loan documents. Morse has guaranteed the Company and BML notes and mortgages, and has assigned a $750 life insurance policy to the bank.

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

The Company reassesses every reporting period the presentation of BML to conclude if consolidation is required. As such, the conclusion regarding the primary beneficiary status is subject to change and circumstances are continually reevaluated. The classification and carrying amounts of assets and liabilities of BML in the condensed consolidated balance sheet are as follows for the periods ended March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013

Current assets	$16	$13
Property and equipment	963	942
Intangible assets	34	35
	$1,013	$990

Mortgage payable	$1,161	$1,172
Non-controlling interest	249	217
	$1,410	$1,389

4.         Basic and Diluted Net Income (Loss) Per Share to Common Stockholders

The following table sets forth the computations of income (loss) per share amounts applicable to common stockholders for the quarters ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,	March 31,
(in thousands, except per share amounts)	2014	2013
Net loss	$(1,119)	$(221)
Non-controlling interest	32	(11)
Loss applicable to common stockholders, basic and diluted	$(1,151)	$(210)

Basic loss per common share	$(0.05)	$(0.01)

Diluted loss per common share	$(0.05)	$(0.01)

Weighted average common shares outstanding (1):
Basic shares	23,314,512	18,512
Diluted shares	23,314,512	18,512

(1)	The impact of time-based stock options and warrants on earnings per share is antidilutive in a period of loss.

HOT MAMA’S FOODS, INC.

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

(Unaudited)

4.         Basic and Diluted Net Income (Loss) Per Share to Common Stockholders (continued)

The following table summarizes the equivalent number of potential common shares assuming the related securities that were outstanding as of March 31, 2014 were converted:

	March 31,	March 31,
	2014	2013
Convertible preferred stock	$11,837,482	$-
Warrants	9,772,771	-
Stock options	431,221	-
	$22,041,474	$-

5.                    Inventories

Inventories consist of:

	March 31,	December 31,
	2014	2013
Ingredients and packaging	$1,803	$1,360
Work-in-process	173	15
Finished goods	297	245
	$2,272	$1,720

6.                   Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	March 31,	December 31,
	2014	2013

Land and buildings	$1,169	$1,169
Leasehold Improvements	474	82
Vehicles	222	222
Machinery and equipment	5,496	5,124
Furniture, Fixtures and Office Equipment	793	227
Construction in progress	1,176	1,801
Less: Accumulated depreciation & amortization	(3,795)	(3,663)
	$5,535	$4,962

Depreciation and amortization expense related to the assets above for the three months ended March 31, 2014 and 2013 was $131 and $143, respectively.

HOT MAMA’S FOODS, INC.

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

(Unaudited)

7.                   Intangible Assets

Intangible assets consist of deferred financing costs and trade names and are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives.

The components of intangible assets are as follows:

	March 31, 2014	December 31, 2013	Useful lives
Deferred financing fees	$177	$150	3 – 10 years
Trade names	79	79	15 years
Total intangible assets	$256	$229
Less: accumulated amortization	(171)	(165)
	$85	$74

Amortization expense for intangible assets was $6 and $5 for the three months ended March 31, 2014 and 2013, respectively.

8.                  Bank and Equipment Lines of Credit

Bank Line of Credit

The Company has a revolving line of credit (the “Line of Credit”) with United bank, a federally chartered bank based in Springfield, Massachusetts (“United”) in the amount of $2,500, which requires monthly interest payments at a rate of prime plus 0.75% (4.0% at March 31, 2014), but at no time shall the interest rate be less than 4.0% per annum. The availability of loans is subject to certain restrictions based upon accounts receivable and inventory. All unpaid principal and interest under this line is immediately payable upon demand (whether or not scheduled payments have been timely made) and Company will be in default if not paid immediately once demand is made. The lender maintains the sole and exclusive discretion as to whether to continue with the Line of Credit. All unpaid principal and interest shall be immediately due and payable upon demand. The balance on the Line of Credit was $264 and $408 at March 31, 2014 and December 31, 2013, respectively. The availability on the Line of Credit was $1,566 as of March 31, 2013.

The credit facility requires the Company to comply with certain financial covenants, such as global debt service coverage and debt to net worth. The covenants are tested annually and as of December 31, 2013, the Company was in compliance with all the required financial covenants.

Equipment Line of Credit

At December 31, 2013, the Company had an additional line of credit for equipment in the amount of $250 (the “Equipment Loan”). In February 2014, the balance on the Equipment Loan of $250 was rolled into a new $924 term loan (the “Term Loan”) (see Note 10).

Credit Card Line of Credit

The Company also has an available credit card line of credit in the amount of $50, subject to variable credit card interest rates and repayment terms. At March 31, 2014 and December 31, 2013, the Company had an outstanding balance of $27 and $45, respectively, which is included in accounts payable in the accompanying balance sheet.

If the Equipment Loan or Term Loan (see Note 10) is refinanced with a third party lending institution, the Company will be subject to a prepayment premium of 3% of the prepaid amount during the first year of the refinancing, 2% of the prepaid amount during the second year of the refinancing, and 1% of the prepaid amount during the third year of the refinancing.

The Line of Credit, the Equipment Loan and the Term Loan are secured by substantially all of the Company’s and BML’s assets, and a mortgage on the Springfield, MA facility, which is owned by Matthw Morse, the chief executive officer and principal stockholder of the Company, through BML Holdings LLC., as well as being guaranteed by him personally.

HOT MAMA’S FOODS, INC.

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

(Unaudited)

9.                   Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2014	2013

Accrued payroll	$117	$200
Accrued vacation expense	283	282
Accrued – other	202	41
	$602	$523

10.                Notes Payable

On April 28, 2014, Lansal, Inc., a wholly owned subsidiary of Hot Mama’s Foods, Inc. (the “Company”), entered into three separate promissory notes (each a “Note”) with United Bank, a federally chartered bank based in Springfield, Massachusetts (“United”), for an aggregate principal amount of $2,491.

The first Note (the “Term Note”) has a principal amount of $1,245 and the interest rate is equal to the highest Prime Rate, as published in the Wall Street Journal, plus 1% per annum, with an option to fix at the seven year Federal Home Loan Bank of Boston rate then in effect plus 2.5%. The interest and principal of the Term Note is payable over ten years in monthly installments on a 120-month amortization schedule and is due January 2024.

The second Note (the “SBA Note”, and with the Term Note, the “Loan Notes”) has a principal amount of $996 and the interest rate is equal to the highest Prime Rate plus 1% per annum. The interest and principal of the SBA Note is payable over ten years in monthly installments on a 120-month amortization schedule. The SBA Note was made in connection with a loan (the “SBA Loan”) from the U.S. Small Business Administration (the “SBA”), that is being obtained through the Granite State Development Corporation, and will be repaid in full from the proceeds of the SBA Loan. Lansal must obtain certain approvals from the SBA before the SBA Loan is finalized.

The third Note (the “Equipment Note”) has a principal amount of $250 and the interest rate is equal to the highest Prime Rate plus 1%, with an option to fix at the seven year Federal Home Loan Bank of Boston rate then in effect plus 2.5%. The interest and principal are payable over seven years in monthly installments on an 84-month amortization schedule. The Equipment Note was issued pursuant to the terms of a previous Equipment Line of Credit Note dated December 28, 2012, which was subsequently consolidated into a promissory note, dated February 12, 2014, with United for $924. The interest and principal are payable over 7 years on an 84 month amortization schedule. The Equipment Note is secured by substantially all of the assets of Lansal and BML Holdings LLC, a Massachusetts limited liability company (“BML”) owned by Matthew Morse (“Morse”), the chief executive officer of the Company, including the premises located at 134 Avocado Street, Springfield, Massachusetts, pursuant to the terms of an All-Asset Security Agreement, as modified.

In connection with the Loan Notes, on April 28, 2014, Lansal also entered into a First Modification (the “Loan Modification”) to the Amended and Restated Loan Agreement dated February 12, 2014 (the “Restated Loan”), in order to add the Loan Notes as obligations under the Restated Loan. The Restated Loan and the Loan Modification are guaranteed by Morse, and BML is also a borrower thereunder. Each of the Company, BML, and Morse covenant in the Loan Modification that the SBA Note shall be repaid in full with the proceeds of the SBA Loan.

HOT MAMA’S FOODS, INC.

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

(Unaudited)

10.                Notes Payable (continued)

In addition, Lansal entered into a First Purchase Money Security Agreement (the “First PMSI”) and Second Purchase Money Security Agreement (the “Second PMSI”) with United on April 28, 2014. Under the First PMSI, Lansal granted United a first priority and continuing purchase money security interest in all of the machinery and equipment purchased with the proceeds of the Loan Notes, and in all the Company’s rights, title, and interest thereto, in order to secure the repayment of the Term Note. Under the Second PMSI, Lansal granted United a second priority purchase money security interest in all of the machinery and equipment purchased with the proceeds of the Loan Notes, and in all of Lansal’s rights, title, and interest thereto, in order to secure the repayment of the SBA Note.

The Term Note and the Equipment Note were funded by United on May 8, 2014. The SBA Note will be funded by United once the SBA Loan is finalized. The Notes are each guaranteed, jointly and severally, by Morse and BML. The Notes contain customary terms and events of default.

If the Equipment Note is prepaid in the first three years, Lansal will be subject to a prepayment premium of 3% of the prepaid amount during the first year, 2% of the prepaid amount during the second year, and 1% of the prepaid amount during the third year. The Term Note has the same prepayment premium as the Equipment Note, except the prepayment premium under the Term Note is contingent upon the refinancing of the Term Note by a third party lender. There is no prepayment penalty under the SBA Note and it shall be paid full on or before maturity date using the proceeds of the SBA Loan. Proceeds were used for machinery and equipment.

11.               Commitments and Contingencies

Purchase Commitments

The Company has total purchase commitments for machinery and equipment, leasehold improvements for the new Wheeling facility, and a new manufacturing system totaling approximately $5,133, of which $1,480 has been paid with the remaining balance expected to be paid within the next six months.

Litigation

The Company is subject to litigation from time to time arising from our normal course of operations.  Currently, there are no open litigation matters.

12.                Share-Based Compensation

Certain key individuals were granted shares of common, preferred stock and warrants upon the completion of the merger. There were no new grants for the three months ended March 31, 2014. Share-based compensation expense associated with the equity issuances was approximately $41 and $-0- for the three months ended March 31, 2014 and 2013, respectively, and is included in selling, general and administrative expenses.

13.                Private Placement

Under a subscription agreement in January 2014, the Company sold 700,000 shares of common stock at $0.80 per share for $560 to a private investor. In conjunction with the sale of common stock, the Company also issued a warrant for 350,000 shares with an exercise price of $2.00 per share, and will expire in January 2017.

HOT MAMA’S FOODS, INC.

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

(Unaudited)

14.                Subsequent Events

Sublease

On April 1, 2014, the Company entered into a Sublease Agreement (the “Sublease”) with DineInFresh Inc. (d/b/a Plated) (the “Subtenant”) for the Elk Grove facility which the Company moved out of in February 2014 to its current facility in Wheeling, Illinois. Under the terms of the Sublease, Subtenant assumed the Company’s lease for the Elk Grove facility through its expiration in August 2015 for $160 per annum, and all of the Company’s obligations thereunder.

Voluntary Recall

On May 19, 2014 the Company announced that it is voluntarily recalling certain hummus and dip products following a random test of a single product in Texas that indicated the presence of Listeria monocytogenes, an organism that may cause infection.

Listeria Monocytogenes have the potential to cause serious and sometimes fatal infections in pregnant women, young children, elderly adults, and others with weakened immune systems.  As a precaution, Lansal, Inc. is voluntarily recalling all products manufactured at the same facility and distributed to wholesalers and retailers during April 2014. Detailed information may be reviewed at:  http://www.marketwired.com/press-release/Lansal-Inc-Voluntarily-Recalls-Hummus-Dip-Products-Due-to-Possible-Health-Risk-1911750.htm

The Company is working with the appropriate agencies including state Departments of Health, the Food and Drug Administration and local authorities.

The Company has set up a toll-free information line, and customers may return the product(s) for a full refund. The estimated cost of the recall is $150 and a charge for this amount is included in the accompanying financial statements. A full accounting will be provided as possible in future reports. Management is working diligently to assess, and thereafter will report the financial effect of the voluntary recall.

Amendment to Wheeling, IL Building Lease

In April 2014, the Company increased its office and warehouse space for its Wheeling, IL facility by a total of 30,183 square feet, and extended the term of the lease to 15 years. The Company’s annual rent increased by approximately $232, and it will receive an improvement allowance from the landlord equal to $525. This improvement allowance will be paid upon refinancing of the building by the landlord.

Item 2.  Management’s Discussion & Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with the Company’s historical consolidated financial statements and the related notes thereto included in the Company’s audited financial statements for the year ended December 31, 2013 as reported in our Annual Report on Form 10-K filed with the SEC on April 8, 2014. The management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

Overview of our Business and Recent Events

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

We have experienced rapid growth in recent years. While revenues declined 3% for the three months ended March 31, 2014 as compared to the same quarter in the prior year, we are expecting to show positive growth for the year. Our growth has been driven by increased market penetration, additional product offerings, and, in part, by promotional and marketing efforts increasing awareness of the hummus category in particular. The Company had a large concentration of sales to two customers, which represent approximately 50% and 28%, respectively, of revenues for the three months ended March 31, 2014 as compared to 52% and 34%, respectively, for the three months ended March 31, 2013. As product lines grow and the marketing campaigns continue to be successful, we hope to increase our customer base. We do not have contracts with our two largest customers and no minimum purchases are required.

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

Our primary sources of liquidity are cash flows from operations, short term working capital financing from lines of credits , and various long-term debt financing activities. We plan to continue to increase revenues with focused sales efforts, existing account development, and additional product offerings. We will continue improvements in manufacturing equipment training, and processes, business systems, and overhead reduction to strengthen our gross profit and EBIDTA. However, in order to expand capacity and capability to enable us to capitalize on new opportunities, additional capital will be required. The Company has total purchase commitments for machinery and equipment and a new manufacturing system totaling approximately $5,133, of which $1,480 has been paid with the remaining balance expected to be paid within the next six months. Our business expansion may require additional capital resources that may be funded through the issuance of common stock or of notes payable or other debt instruments that may affect our debt structure. Our cash flow projections presently indicate that we will have sufficient liquidity to fund our ongoing operations for the next twelve months. However, there can be no assurances that we will be able to increase revenue, return to profitability or obtain additional capital.

Results of Operations for the Quarter Ended March 31, 2014 as compared to March 31, 2013

Net Revenues

Net revenues decreased $217 (3.0%) to $7,074 for the three months ended March 31, 2014, as compared to $7,291 for the three months ended March 31, 2013. The Hummus product line represents the major portion of sales and accounted for approximately 68% and 66% of total revenues for the quarters ended March 31, 2014 and 2013, respectively. This decrease in revenues is primarily due to lower sales to a co-manufacturing customer. Two customers accounted for 78% of revenues for the three ended March 31, 2014 as compared to 86% for the three months ended March 31, 2013. As product lines grow and the marketing campaigns continue to be successful, we hope to increase our customer base. We do not have contracts with our two largest customers and no minimum purchases are required.

Gross Profit (Loss)

Gross profit (loss) decreased $761 to a negative $259 for the three months ended March 31, 2014 as compared to $502 for the three months ended March 31, 2013. The decrease in gross profit is attributed to higher indirect costs attributable to the Wheeling plant start-up, an increase in outbound freight expense, and a provision for costs associated with the voluntary product recall. Gross loss as a percentage of sales was (3.7%) for the three months ended March 31, 2014 as compared to 6.9% for the three ended March 31, 2013.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased by $41 (5.2%) to $829 for the three months ended March 31, 2014, as compared to $788 for the three months ended March 31, 2013. This increase is primarily attributed to higher consulting costs, partially offset by lower professional fees.

The Company, beginning in 2014, reclassed certain operating expenses from operating, such as shipping costs, warehousing expenses and other indirect expenses to cost of goods sold to more accurately reflect the cost of products sold. As such, the Company reclassified $545 from operating expenses to cost of goods sold. This reclassification had no effect on the net income (loss) for the Company or its financial position (see Note 2).

Loss from Operations

As a result of the above, the Company recorded net loss from operations in the amount of $1,088 for the three months ended March 31, 2014, as compared to a net loss from operations of $336 for the three months ended March 31, 2013.

Other Income (Expense)

Interest expense was $31 for the three months ended March 31, 2014 as compared to $40 for the three months ended March 31, 2013.

Loss before Income Taxes

As a result of the above, the Company recorded a loss before taxes in the amount $1,119 for the three months ended March 31, 2014 as compared to a loss before taxes of $360 for the three months ended March 31, 2013.

Provision (Benefit) for Income Taxes

For the three months ended March 31, 2014, the Company recorded no income tax provision or benefit as compared to recording a benefit for income taxes of $139 for the three months ended March 31, 2013.

Net Loss

As a result of the above, the Company recorded net loss of $1,151 for the three months ended March 31, 2014 as compared to a net loss of $210 for the three months ended March 31, 2013.

Liquidity and Capital Resources

March 31, 2014 Principal Sources and Uses of Funds

At March 31, 2014 the Company had negative working capital of $703 as compared to negative working capital of $369 at December 31, 2013. This resulted primarily from the increase in the Company’s accounts payable, accrued expenses and increases in proceeds from notes payable, offset partially by an increase in accounts receivable and inventories.

During the three months ended March 31, 2014, the Company had a net decrease in cash of $93. The principal sources and uses of funds were as follows:

Cash (used in) provided by operating activities: For the three months ended March 31, 2014 the Company used $384 of cash for operating activities as compared to generating $436 for the three months ended March 31, 2013. This decrease is primarily attributed to the higher operating loss for the period and the increase in accounts receivable and inventories offset partially by an increase in accounts payable.

Cash used in investing activities: Net cash used in investing activities was $704 for the three months ended March 31, 2014 as compared to $250 for the three months ended March 31, 2013 due primarily to an increase in the purchase of equipment for our Wheeling, Illinois facility.

Cash provided by (used in) financing activities: Net cash provided by financing activities was $995 for the three months ended March 31, 2014 as compared to using $489 for the three months ended March 31, 2013. This increase is attributed mostly to the cash proceeds from the issuance of common stock and borrowings from the new term loan.

Financing Activities

The Company has a revolving line of credit (the “Line of Credit”) with a bank in the amount of $2,500, which requires monthly interest payments at a rate of prime plus 0.75% (4.0% at March 31, 2014), but at no time shall the interest rate be less than 4.0% per annum. The availability of loans is subject to certain restrictions based upon accounts receivable and inventory. All unpaid principal and interest under this line is immediately payable upon demand (whether or not scheduled payments have been timely made) and Company will be in default if not paid immediately once demand is made. The lender maintains the sole and exclusive discretion as to whether to continue with the Line of Credit. All unpaid principal and interest shall be immediately due and payable upon demand. The balance on the Line of Credit was $264 and $408 at March 31, 2014 and December 31, 2013, respectively. The availability on the Line of Credit was $1,566 as of March 31, 2014.

The Line of Credit requires the Company to comply with certain financial covenants, such as global debt service coverage and debt to net worth. The covenants are tested annually and as of December 31, 2013, the Company was in compliance with all the required financial covenants.

At December 31, 2013, the Company had an additional line of credit for equipment in the amount of $250 (the “Equipment Loan”). In February 2014, the balance on the Equipment Loan of $250 was rolled into a new $924 term loan the “Term Loan’).

The Company also has an available credit card line of credit in the amount of $50, subject to variable credit card interest rates and repayment terms. At March 31, 2014 and December 31, 2013, the Company had an outstanding balance of $27 and $45, respectively, which is included in accounts payable in the accompanying balance sheet.

If the Equipment Loan or Term Loan is refinanced with a third party lending institution, the Company will be subject to a prepayment premium of 3% of the prepaid amount during the first year of the refinancing, 2% of the prepaid amount during the second year of the refinancing, and 1% of the prepaid amount during the third year of the refinancing.

The Line of Credit, the Equipment Loan, and the Term Loan are secured by substantially all of the Company’s assets and a mortgage on the Company’s Springfield, MA facility, which is owned by Matthew Morse, the chief executive officer and principal stockholder of the Company, through BML Holdings LLC as well as being guaranteed by him personally.

Our primary sources of liquidity are cash flows from operations, short term working capital financing from the $2,500 Line of Credit, and various long-term debt financing activities. We plan to continue to increase revenues with focused sales efforts, existing account development, and additional product offerings. We will continue improvements in manufacturing equipment, training, and processes, business systems, and overhead reduction to strengthen our gross profit and EBIDTA. However, in order to expand capacity and capability to enable us to capitalize on new opportunities, additional capital will be required. The Company has total purchase commitments for machinery and equipment, leasehold improvements for the new Wheeling facility, and a new manufacturing system totaling approximately $5,133, of which $1,480 has been paid with the remaining balance expected to be paid within the next six months. Our business expansion may require additional capital resources that may be funded through the issuance of common stock or of notes payable or other debt instruments that may affect our debt structure. Our cash flow projections presently indicate that we will have sufficient liquidity to fund our ongoing operations for the next twelve months. There can be no assurances that we will be able to increase revenue, return to profitability or obtain additional capital.

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

On May 19, 2014 the Company announced that it is voluntarily recalling certain hummus and dip products following a random test of a single product in Texas that indicated the presence of Listeria monocytogenes, an organism that may cause infection.

Listeria Monocytogenes have the potential to cause serious and sometimes fatal infections in pregnant women, young children, elderly adults, and others with weakened immune systems.  As a precaution, Lansal, Inc. is voluntarily recalling all products manufactured at the same facility and distributed to wholesalers and retailers during April 2014. Detailed information may be reviewed at:  http://www.marketwired.com/press-release/Lansal-Inc-Voluntarily-Recalls-Hummus-Dip-Products-Due-to-Possible-Health-Risk-1911750.htm

The Company is working with the appropriate agencies including state Departments of Health, the Food and Drug Administration and local authorities.

The Company has set up a toll-free information line, and customers may return the product(s) for a full refund. The estimated cost of the recall is $150 and a charge for this amount is included in the accompanying financial statements. A full accounting will be provided as possible in future reports.

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

Critical Accounting Estimates

In preparing the financial statements and accounting for the underlying transactions and balances, the Company uses certain estimates in its preparation of its Consolidated Financial Statements. The Company’s accounting policies that require a higher degree of judgment and complexity used in the preparation of financial statements include:

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. They have concluded that, as of March 31, 2014, our disclosures were not effective to ensure that:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Voluntary Recall

On May 19, 2014 the Company announced that it is voluntarily recalling certain hummus and dip products following a random test of a single product in Texas that indicated the presence of Listeria monocytogenes, an organism that may cause infection.

Listeria Monocytogenes have the potential to cause serious and sometimes fatal infections in pregnant women, young children, elderly adults, and others with weakened immune systems.  As a precaution, Lansal, Inc. is voluntarily recalling all products manufactured at the same facility and distributed to wholesalers and retailers during April 2014. Detailed information may be reviewed at:  http://www.marketwired.com/press-release/Lansal-Inc-Voluntarily-Recalls-Hummus-Dip-Products-Due-to-Possible-Health-Risk-1911750.htm

The Company is working with the appropriate agencies including state Departments of Health, the Food and Drug Administration and local authorities.

The Company has set up a toll-free information line, and customers may return the product(s) for a full refund. The estimated cost of the recall is $150 and a charge for this amount is included in the accompanying financial statements. A full accounting will be provided as possible in future reports.

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

On January 27, 2014, the Company sold 700,000 of Units, comprising an aggregate of 700,000 shares of Common Stock and warrants to purchase 350,000 shares of Common Stock to one accredited investor pursuant to a private placement under Section 4(a)(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder for an aggregate purchase price of $560.

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

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed by the undersigned, thereunto duly authorized.

HOT MAMA’S FOODS, INC.

Date: May 23, 2014	By:	/s/ Matthew Morse
	Name:	Matthew Morse
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 23, 2014	By:	/s/ William Kenealy
	Name:	William Kenealy
	Title:	Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

