Form 10-Q/A
period 2014-03-31
Hot Mamas Foods, Inc.
filed 2014-05-28
CIK 1339256

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

As of May 27, 2014, 2013, there were 23,532,290 shares outstanding of the registrant’s common stock.

1

Explanatory Note

This Amendment to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on May 23, 2014.

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

HOT MAMA’S FOODS, INC.

Date: May 28, 2014	By:	/s/ Matthew Morse
	Name:	Matthew Morse
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 28, 2014	By:	/s/ William Kenealy
	Name:	William Kenealy
	Title:	Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

4